Form 10-Q
period 1996-06-30
MARCUS CABLE CO LP; MARCUS CABLE CAPITAL CORP; MARCUS CABLE OPERATING CO LP; MARCUS CABLE CAPITAL CORP II; MARCUS CABLE CAPITAL CORP III
filed 1996-08-14
CIK 910629, 910630, 926329, 926332, 947184

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from                to

     Commission File Numbers 33-67390; 33-67390-01; 33-81088; 33-81088-01;
                      33-81088-02; 33-93808; 33-93808-01

                           MARCUS CABLE COMPANY, L.P.
                      MARCUS CABLE OPERATING COMPANY, L.P.
                        MARCUS CABLE CAPITAL CORPORATION
                      MARCUS CABLE CAPITAL CORPORATION II
                      MARCUS CABLE CAPITAL CORPORATION III
           (Exact name of registrants as specified in their charters)

                     Delaware                     75-2337471
                     Delaware                     75-2495706
                     Delaware                     75-2546077
                     Delaware                     75-2546713
                     Delaware                     75-2599586
          (State or other jurisdiction of      (I.R.S. Employer
          incorporation or organization)       Identification No.)

      2911 Turtle Creek Boulevard, Suite 1300
                   Dallas, Texas                   75219-6257
      (Address of principal executive offices)     (Zip Code)

                                 (214) 521-7898
              (Registrants' telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes X    No

There is no established trading market for any of the registrants' voting securities. As of the date of this report, there were 1,000 shares of common stock of Marcus Cable Capital Corporation and 1,000 shares of common stock of Marcus Cable Capital Corporation III outstanding, all of which are owned by Marcus Cable Company, L.P., and 1,000 shares of common stock of Marcus Cable Capital Corporation II outstanding, all of which are owned by Marcus Cable Operating Company, L.P.

                       MARCUS CABLE COMPANY, L.P.
                  MARCUS CABLE OPERATING COMPANY, L.P.
                    MARCUS CABLE CAPITAL CORPORATION
                   MARCUS CABLE CAPITAL CORPORATION II
                  MARCUS CABLE CAPITAL CORPORATION III

                   Index to Quarterly Report Form 10-Q
                              June 30, 1996

                                                                     Page No.

        Definitions                                                       3

PART I  FINANCIAL INFORMATION

Item 1: Financial Statements - Marcus Cable Company, L.P. and Subsidiaries

        Consolidated Balance Sheets as of
        December 31, 1995 and June 30, 1996                               4


        Consolidated Statements of Operations
        for the Three Months and Six Months
        Ended June 30, 1995 and 1996                                      5

        Consolidated Statements of Cash Flows
        for the Six Months Ended June 30,
        1995 and 1996                                                     6

        Notes to the Consolidated Financial Statements                 7-10


        Consolidating Schedules                                       11-12




Separate financial statements of Operating as issuer of the 13 1/2% Notes have not been presented, as the aggregate net assets, earnings and partners' capital of Operating are substantially equivalent to the net assets, earnings and partners' capital of the Company and its subsidiaries on a consolidated basis. Additionally, separate financial statements of Capital, Capital II and Capital III have not been presented because these entities have no operations and substantially no assets or equity.

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           13-18


PART II OTHER INFORMATION

Item 1: Legal Proceedings                                                19

Item 2: Changes in Securities                                            19

Item 3: Defaults Upon Senior Securities                                  19

Item 4: Submission of Matters to a Vote of Security Holders              19

Item 5: Other Information                                                19

Item 6: Exhibits and Reports on Form 8-K                                 19

                               DEFINITIONS

      When used herein, the following terms will have the meaning indicated.


     Term                                   Definition

11 7/8% Debentures            11 7/8% Senior Debentures, due October 1, 2005,
                              which are obligations of MCC and Capital
13 1/2% Notes                 13 1/2% Senior Subordinated Guaranteed Discount
                              Notes, due August 1, 2004, which are obligations
                              of Operating and Capital II that are guaranteed
                              by MCC
14 1/4% Notes                 14 1/4% Senior Discount Notes, due December 15,
                              2005, which are obligations of MCC and Capital
                              III
1992 Cable Act                Cable Television Consumer Protection and
                              Competition Act of 1992
1996 Telecom Act              Telecommunications Act of 1996
CALP                          Cencom of Alabama, L.P.
CALP Acquisition              The August 31, 1995 purchase of remaining CALP
                              ordinary limited partnership interests,
                              redemption of all CALP special limited partner-
                              ship interests and retirement of CALP's senior
                              bank debt
Capital                       Marcus Cable Capital Corporation
Capital II                    Marcus Cable Capital Corporation II
Capital III                   Marcus Cable Capital Corporation III
Company                       Marcus Cable Company, L.P. and subsidiaries
CPST                          Cable Programming Service Tier
EBITDA                        Earnings Before Interest, Taxes, Depreciation
                              and Amortization
FCC                           Federal Communications Commission
Goldman Sachs                 Goldman, Sachs & Co.
LIBOR                         London InterBank Offered Rate
Maryland Cable                Maryland Cable Partners, L.P.
Maryland Cable Agreement      The management agreement between Operating
                              and Maryland Cable
Maryland Cable System         Cable system owned by Maryland Cable (also the
                              "Managed System")
MCC                           Marcus Cable Company, L.P. and subsidiaries
MCA                           Marcus Cable Associates, L.P.
MCALP                         Marcus Cable of Alabama, L.P. (formerly "CALP")
MCDM                          Marcus Cable of Delaware and Maryland, L.P.
MCP                           Marcus Cable Partners, L.P.
Operating                     Marcus Cable Operating Company, L.P.
Operating Partnerships        MCP, MCDM, MCALP and MCA
Sammons                       Sammons Communications, Inc. and certain of its
                              subsidiaries
Sammons Acquisition           The November 1, 1995 purchase of the Sammons
                              Systems
Sammons Systems               Certain cable television systems purchased from
                              Sammons
San Angelo Systems            Certain cable television systems in and around
                              San Angelo, Texas which were divested on June 30,
                              1995
Senior Credit Facility        $1,100,000,000 Credit Agreement among Operating,
                              MCC, Banque Paribas, Chemical Bank, Citibank,
                              N.A., The First National Bank of Boston, Goldman
                              Sachs, Union Bank and certain other lenders
                              referred to therein, dated as of August 31, 1995
SFAS                          Statement of Financial Accounting Standard

                MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

                        Consolidated Balance Sheets
                              (in thousands)

                                                  December 31,    June 30,
                Assets                               1995           1996
                ------                               ----           ----
                                                                (unaudited)
Current assets:
       Cash and cash equivalents                 $   17,409    $   19,052
       Accounts receivable, net of allowance
           of $1,564 and $902, respectively          16,946        12,503
       Prepaid expenses and other                     1,860         3,073
                                                  ---------     ---------
              Total current assets                   36,215        34,628

Property and equipment, net (note 2)                538,452       550,745

Other assets, net (note 3)                        1,185,387     1,136,883
                                                  ---------     ---------
                                                 $1,760,054    $1,722,256
                                                  =========     =========

       Liabilities and Partners' Capital
       ---------------------------------

Current liabilities:
       Current maturities of long-term
           debt (note 6)                         $      339    $      303
       Note payable (note 4)                            ---        10,000
       Accrued liabilities (note 5)                  50,350        45,012
       Accrued interest                              12,734        11,171
                                                  ---------     ---------
            Total current liabilities                63,423        66,486

Long-term debt (note 6)                           1,407,551     1,421,445

Subsidiary limited partner interests                   (246)         (246)

Partners' capital                                   289,326       234,571

Commitments and contingencies                           ---           ---
                                                  ---------     ---------
                                                 $1,760,054    $1,722,256
                                                  =========     =========

See accompanying notes to the consolidated financial statements.

                MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

                   Consolidated Statements of Operations
                                (unaudited)
                              (in thousands)


                                      Three months ended     Six months ended
                                           June 30,               June 30,
                                        1995      1996         1995     1996
                                        ----      ----         ----     ----
Revenues:
   Cable services                    $ 37,593  $ 106,424    $ 73,724  $ 208,573
   Management fees (note 7)               951        579       1,860      1,146
                                       ------    -------      ------    -------
      Total revenues                   38,544    107,003      75,584    209,719

Operating expenses:
   Selling, service and system
     management                        13,130     39,285      25,817     78,350
   General and administrative           6,134     17,963      12,059     35,754
   Depreciation and amortization       17,752     39,806      35,945     78,899
                                       ------     ------      ------    -------
                                       37,016     97,054      73,821    193,003
                                       ------     ------      ------    -------
Operating income                        1,528      9,949       1,763     16,716

Other (income) expenses:
   Gain on divestiture of cable
     system                           (26,435)       ---     (26,435)       ---
   Interest expense                    17,011     35,785      33,298     71,645
   Interest income                       (188)      (105)       (416)      (179)
                                       ------     ------      ------     ------
                                       (9,612)    35,680       6,447     71,466
                                       ------     ------      ------     ------
   Income (loss) before extra-
     ordinary item                     11,140    (25,731)     (4,684)   (54,750)

Extraordinary item - loss on early
    retirement of debt                  7,542        ---       7,542        ---
                                       ------     ------      ------     ------
   Net income (loss)                 $  3,598  $ (25,731)   $(12,226) $ (54,750)
                                       ======     ======      ======     ======

See accompanying notes to the consolidated financial statements.

                MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                                (unaudited)
                               (in thousands)
                                                           Six months ended
                                                               June 30,
                                                          1995           1996
                                                          ----           ----
Cash flows from operating activities:
   Net loss                                           $ (12,226)     $ (54,750)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Extraordinary item - loss on early
         retirement of debt                               7,542            ---
       Gain on divestiture of cable television
         system                                         (26,435)           ---
       Depreciation and amortization                     35,945         78,899
       Amortization of debt issuance costs                  755          1,608
       Accretion of discount on notes                    16,588         29,023
       Changes in assets and liabilities, net
         of effects of acquisitions:
            Accounts receivable                            (476)         4,443
            Prepaid expenses                               (260)        (1,213)
            Other assets                                   (721)           (79)
            Accrued interest payable                        175         (1,563)
            Accounts payable and accrued liabilities     (3,011)        (5,327)
                                                        -------        -------
                 Net cash provided by operating
                   activities                            17,876         51,041

Cash flows from investing activities:
   Acquisitions of cable systems and
     franchises, net of cash acquired                  (325,541)          (876)
   Net proceeds from divestiture of cable
     television systems                                  65,063            ---
   Investment in CALP                                    (1,020)           ---
   Additions to property and equipment                  (10,956)       (43,346)
                                                        -------         ------
                 Net cash used in investing
                   activities                          (272,454)       (44,222)

Cash flows from financing activities:
   Contributions by limited partners, net of
     syndication costs                                  107,425            ---
   Proceeds from note payable                               ---         10,000
   Proceeds from long-term debt                         385,003            ---
   Repayment of long-term debt                         (219,050)       (15,000)
   Payment of debt issuance costs                       (14,838)           ---
   Payment of capital lease obligations                    (110)          (176)
                                                        -------         ------
                 Net cash provided by (used in)
                   financing activities                 258,430         (5,176)
                                                        -------         ------
Net increase in cash and cash equivalents                 3,852          1,643
Cash and cash equivalents at beginning of period          5,328         17,409
                                                        -------         ------
Cash and cash equivalents at end of period            $   9,180      $  19,052
                                                        =======         ======
Supplemental disclosure of cash flow information:

   Interest paid                                      $  15,780      $  42,577
                                                         ======         ======

See accompanying notes to the consolidated financial statements.

                MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                 (Unaudited)


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a)  General

        MCC is a Delaware limited partnership formed on January 17, 1990 for the purpose of acquiring, operating and developing cable television systems. MCC derives its primary source of revenues by providing various levels of cable television programming and services to residential and business
        customers.    MCC's operations are conducted through
        Operating, an operating holding company in which MCC serves as the general partner with a 99.8% ownership interest. Operating in turn conducts its operations through the Operating Partnerships, in which it, directly or indirectly, serves as the general partner and owns a greater than 99.0% interest.

   (b)  BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of MCC, Capital, Capital II, Capital III, Operating and the
        Operating Partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

   (c)  INTERIM FINANCIAL INFORMATION

        In the opinion of management, the accompanying unaudited interim consolidated financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly (i) the Company's financial position as of June 30, 1996, (ii) the results of its operations for the three months and six months ended June 30, 1995 and 1996 and (iii) its cash flows for the six months ended June 30, 1995 and 1996. These financial statements are for interim periods and do not include all of the detail normally provided in annual financial statements and should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K.

   (d)  RECLASSIFICATIONS

        Certain reclassifications have been made to the prior periods' balances to conform to the current year presentation.

(2)     PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

                                                December 31,     June 30,
                                                   1995            1996

           Cable systems                         $ 567,521      $ 607,139
           Vehicles and other                       19,845         23,488
           Land and buildings                       10,364         11,336
                                                   -------        -------
                                                 $ 597,730      $ 641,963
           Accumulated depreciation                (59,278)       (91,218)
                                                   -------        -------
                                                 $ 538,452      $ 550,745
                                                   =======        =======

(3)     OTHER ASSETS

        Other assets consist of the following (in thousands):

                                                December 31,    June 30,
                                                    1995          1996

           Franchise rights                    $ 1,181,243    $ 1,181,243
           Going concern value of acquired
              cable systems                         45,856         45,914
           Noncompetition agreements                32,633         32,633
           Debt issuance costs                      43,246         43,299
           Other                                     1,071            957
                                                 ---------      ---------
                                               $ 1,304,049    $ 1,304,046
           Accumulated amortization               (118,662)      (167,163)
                                                 ---------      ---------
                                               $ 1,185,387    $ 1,136,883
                                                 =========      =========

(4)     NOTE PAYABLE

        On February 15, 1996, the Company entered into a $10,000,000 note payable with a bank, the proceeds of which were used to reduce borrowings under the Senior Credit Facility, thus increasing the Company's available borrowings. The interest rate on the note payable is lower than the interest rate on the Senior Credit Facility, and is based on the Federal Funds rate plus a margin ranging from 1.00% to 1.20%. The note payable can be repaid at any time.

(5)     ACCRUED LIABILITIES

        Accrued liabilities consist of the following (in thousands):

                                                  December 31,    June 30,
                                                     1995           1996


           Accrued property taxes                 $  3,552       $  3,725
           Accrued acquisition costs                 3,438          3,438
           Accrued programming costs                 8,371          8,724
           Accrued franchise fees                    8,730          5,911
           Accrued operating liabilities            18,916         17,989
           Other accrued liabilities                 7,343          5,225
                                                    ------         ------
                                                 $  50,350      $  45,012
                                                    ======         ======

(6)     LONG-TERM DEBT

        The Company has outstanding borrowings under long-term debt arrangements as follows (in thousands):

                                                  December 31,   June 30,
                                                      1995         1996

           Senior Credit Facility               $   885,000   $   870,000
           13 1/2% Senior Subordinated
             Discount Notes                         258,979       276,459
           14 1/4% Senior Discount Notes            162,027       173,570
           11 7/8% Senior Debentures                100,000       100,000
           Capital leases                             1,884         1,719
                                                  ---------     ---------
                                                  1,407,890     1,421,748
           Less current maturities                      339           303
                                                  ---------     ---------
                                                $ 1,407,551   $ 1,421,445
                                                  =========     =========

        Amounts outstanding under the Senior Credit Facility bear interest at either the i) Eurodollar rate, ii) prime rate or iii) CD base rate, in each case plus a margin ranging up to 2.75% subject to certain adjustments based on the ratio of Operating's total debt to EBITDA, as defined. At June 30, 1996, borrowings under the Senior Credit Facility bore interest at an average interest rate of 7.80%. The Company pays a commitment fee ranging from .250% to .375% on the unused commitment under the Senior Credit Facility.

        To reduce the impact of changes in interest rates on its floating rate long-term debt, the Company has entered into certain interest rate swap agreements with certain of the participating banks under the Senior Credit Facility. At June 30, 1996, interest rate swap agreements covering a notional balance of $650,000,000 are outstanding. These outstanding swap agreements mature during 1997 and 1998 and require the Company to pay a fixed rate of 5.77% to 5.81%, plus the applicable interest rate margin, while the counterparty pays a floating rate based on one or three-month LIBOR. Extensions are available within the swap agreements at the option of the counterparties.

        As interest rates change under the interest rate swap agreements, the differential to be paid or received is recognized as an adjustment to interest expense. The Company is not exposed to credit loss as its interest rate swap agreements are with certain of the participating banks under the Company's Senior Credit Facility. During the three months and six months ended June 30, 1996, the Company incurred additional costs under its interest rate swap agreements of approximately $465,000 and $725,000, respectively, as compared to one or three month LIBOR borrowing rates.

(7)     RELATED PARTY TRANSACTIONS

        Affiliates of Goldman Sachs own limited partnership interests in MCC. Maryland Cable, which is controlled by an affiliate of Goldman Sachs, owns the Maryland Cable System which serves customers in and around Prince Georges County, Maryland.
        Operating manages the Maryland Cable System under the Maryland Cable Agreement, which was entered into in September of 1994. Operating earns a management fee, payable monthly, equal to 4.7% of the revenues of Maryland Cable as well as certain reimbursable expenses. Pursuant to such agreement, Operating earned management fees of approximately $579,000 and $1,146,000 during the three month and six month periods ended June 30, 1996, respectively. This management agreement will terminate upon the sale of Maryland Cable (see note 8).

(8)     SUBSEQUENT EVENTS

        On July 8, 1996, the Company acquired the assets of Futurevision Cable Systems of Brookhaven for a purchase price of approximately $2,600,000, subject to working capital adjustments. The system serves 2,500 customers in and around the city of Brookhaven, Mississippi.

        On July 31, 1996, the Company acquired the assets of Frankfort Cable Communications, Inc., which serve approximately 5,600 customers in and around the city of Frankfort, Indiana, for a purchase price of approximately $6,700,000, subject to working capital adjustments.

        On July 30, 1996, Maryland Cable entered into an agreement to sell all of its assets to an affiliate of Jones Intercable, Inc. The acquisition is subject to various governmental approvals and is expected to close on or around the end of 1996.

        On August 1, 1996, the Company entered into an agreement with an unrelated third party to sell its cable television systems serving 12,600 customers in the state of Washington. The sale is expected to close in the fourth quarter of 1996.

                                     MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES
                                 Consolidation Schedule - Balance Sheet Information
                                                   As of June 30, 1996
                                                     (in thousands)
                                                       (Unaudited)


                            Combined                                 Operating
                            Operating   Capital             Elimin-   Consol-         Capital        Elimin-
                           Partnerships   II    Operating   ations    idated  Capital   III    MCC   ations    Company


Current assets:
 Cash and cash equivalents     10,600      1      7,695        --      18,296     1      1      754       --     19,052
 Accounts receivable, net      45,955     --      2,783    (36,235)    12,503    --     --       --       --     12,503
 Prepaid expenses and other     2,056     --      1,017        --       3,073    --     --       --       --      3,073
                               ------  ------    ------     ------     ------  ----   ----    -----    -----    -------
    Total current assets       58,611      1     11,495    (36,235)    33,872     1      1      754       --     34,628

Property and equipment, net   545,928     --      4,817        --     550,745    --     --       --       --    550,745
Other assets, net           1,137,176     --  1,497,784 (1,496,060) 1,139,440    --     --    3,901   (6,458) 1,136,883
Investment in subsidiary           --     --    235,371   (235,371)        --    --     --  506,457 (506,457)        --
                               ------  ------    ------     ------     ------  ----   ----    -----    -----    -------
    Total assets            1,742,255      1  1,749,467 (1,767,666) 1,724,057     1      1  511,112 (512,915) 1,722,256
                               ======  ======    ======     ======     ======  ====   ====   ======   ======    =======

Current liabilities:
 Current maturities of long-
    term debt                      81     --        222         --        303    --     --       --       --        303
 Note payable                      --     --     10,000         --     10,000    --     --       --       --     10,000
 Accrued liabilities           68,897     --     77,272    (94,699)    51,470    --     --       --   (6,458)    45,012
 Accrued interest              11,171     --      8,202    (11,171)     8,202    --     --    2,969       --     11,171
                               ------  ------    ------     ------     ------  ----   ----    -----    -----    -------
    Total current liabilities  80,149     --     95,696   (105,870)    69,975    --     --    2,969   (6,458)    66,486

Long-term debt              1,426,736     --  1,147,562 (1,426,425) 1,147,873    --     --  273,572       --  1,421,445
Subsidiary limited
   partner interests               --     --       (246)        --       (246)   --     --       --       --       (246)
Partners' capital             235,370      1    506,455   (235,371)   506,455     1      1  234,571 (506,457)   234,571
                               ------  ------    ------     ------     ------  ----   ----    -----    -----    -------
    Total liabilities and
      partners' capital     1,742,255      1  1,749,467 (1,767,666) 1,724,057     1      1  511,112 (512,915) 1,722,256
                               ======  ======    ======     ======     ======  =====  =====  ======   ======    =======
</TABLE)



                                     MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES
                            Consolidating Schedule - Statement of Operations Information
                                        For the six months ended June 30, 1996
                                                     (in thousands)
                                                       (Unaudited)

                            Combined                                 Operating
                           Operating    Capital              Elimin-  Consol-        Capital        Elimin-
                          Partnerships    II    Operating    ations    idated Capital  III    MCC   ations    Company

Revenues:
  Cable services              208,573     --         --         --    208,573    --     --      --       --    208,573
  Management fees                  --     --      1,146         --      1,146    --     --      --       --      1,146
                               ------  ------    ------      ------    ------  ----   ----   -----    -----    -------
    Total revenues            208,573     --      1,146         --    209,719    --     --      --       --    209,719

Operating expenses:
  Selling, service and
    system management          77,480     --        870         --     78,350    --     --      --       --     78,350
  General and administrative   29,971     --      5,783         --     35,754    --     --      --       --     35,754
  Allocated corporate costs     5,685     --     (5,685)        --         --    --     --      --       --         --
  Depreciation and
    amortization               78,465     --        434         --     78,899    --     --      --       --     78,899
                               ------  ------    ------      ------    ------  ----   ----   -----    -----    -------
                              191,601     --      1,402         --    193,003    --     --      --       --    193,003
                               ------  ------    ------      ------    ------  ----   ----   -----    -----    -------
      Operating income (loss)  16,972     --       (256)        --     16,716    --     --      --       --     16,716

Other (income) expense:
  Interest expense             71,899     --     53,771    (71,865)    53,805    --     --  17,840       --     71,645
  Interest income                 135     --    (72,166)    71,865       (166)   --     --     (13)      --       (179)
  Equity earnings of
    subsidiaries                   --     --     55,062    (55,062)        --    --     --  36,923  (36,923)        --
                               ------  ------    ------     ------     ------  ----   ----   -----    -----    -------
                               72,034     --     36,667    (55,062)    53,639    --     --  54,750  (36,923)    71,466
                               ------  ------    ------     ------     ------  ----   ----   -----    -----    -------
        Net loss              (55,062)    --    (36,923)    55,062    (36,923)   --     -- (54,750)  36,923    (54,750)
                               ======  ======    ======     ======     ======  ====   ====  ======   ======    =======
</TABLE)


                              ITEM 2.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1995, included in the Company's
Annual Report on Form 10-K.


RESULTS OF OPERATIONS

Operating results for the three months and six months ended June 30, 1995 consist of the results of MCC's operations in Wisconsin, Minnesota, Delaware, Maryland and San Angelo, Texas, along with management fee revenue from managed systems in Maryland and Alabama. The Company sold the San Angelo, Texas systems on June 30, 1995, acquired the managed system in Alabama on August 31, 1995 and acquired cable television systems from Sammons on November 1, 1995. Therefore, operating results for the three months and six months ended June 30, 1996 do not include the results of operations for the cable television systems in San
Angelo, Texas or the management fees for the previously managed system in Alabama.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
1995

Revenues increased from $75,584,000 in the first six months of 1995 to $209,719,000 for the six months ended June 30, 1996. The CALP and Sammons Acquisitions resulted in increased revenues of $134,903,000, net of a decrease in management fees earned by Operating of $802,000. The divestiture of the San Angelo Systems on June 30, 1995 resulted in a $6,022,000 decrease in revenues. The remaining increase in revenues was caused by continued customer growth as well as increased rates. Rates charged to customers for certain services were increased for a majority of the Company's systems effective June 1, 1996 resulting in increased revenues for the second quarter of 1996. The Company's basic customers and pay units increased from 425,781 and 269,078, respectively, at June
30, 1995 to 1,177,153 and 650,229, respectively, at June 30, 1996 due to the CALP and Sammons Acquisitions, continued marketing and sales efforts, and the extension of existing plant infrastructure to pass additional dwelling units, offset by the divestiture of the San Angelo
Systems.

Selling, service and system management expenses increased from
$25,817,000 for the six months ended June 30, 1995 to $78,350,000 for the six months ended June 30, 1996, primarily due to a $52,307,000 increase from the CALP and Sammons Acquisitions, offset by a $2,238,000 decrease from the divestiture of the San Angelo Systems.  The remaining increase resulted primarily from growth within the Company's existing systems, increased marketing efforts, the development of advertising sales efforts and increased rates charged by certain programming
vendors.   However, effective April 1, 1996, the Company became a member of Telesynergies, a cable television cooperative buying venture which has begun to produce programming savings in the second quarter of 1996.

General and administrative expenses increased from $12,059,000 for the six months ended June 30, 1995 to $35,754,000 for the six months ended
June 30, 1996.  The $21,474,000 increase from the CALP and Sammons
Acquisitions was offset by a $718,000 decrease from the divestiture of the San Angelo Systems. The remaining increase resulted primarily from the necessary expansion of the home office operations in order to manage the increased size of the business.

Depreciation and amortization expenses increased from $35,945,000 for the six months ended June 30, 1995 to $78,899,000 for the six months ended June 30, 1996 due primarily to the CALP and Sammons Acquisitions offset by a $4,072,000 decrease from the divestiture of the San Angelo
Systems. Interest expense increased from $33,298,000 for the six months ended June 30, 1995 to $71,645,000 for the six months ended June 30, 1996 due to the inclusion of interest expense relating to the borrowings under the 14 1/4% Notes and the Senior Credit Facility, which became effective on June 9, 1995 and August 31, 1995, respectively. Borrowings increased from $509,805,000 at June 30, 1995 to $1,430,029,000 at June
30, 1996. The weighted average interest rate for total debt outstanding during the six months ended June 30, 1996 was 9.98%, compared with 11.69% for the six months ended June 30, 1995.

The difference between loss before extraordinary item for the six months ended June 30, 1995 of $4,684,000, compared to a loss before extraordinary item of $54,750,000 for the six months ended June 30, 1996 was due to the net effects of the $26,435,000 gain from the sale of the San Angelo cable television systems in 1995 and the increases in depreciation, amortization and interest expense as discussed above. The extraordinary loss of $7,542,000 recorded during the second quarter of 1995 related to the write-off of debt issuance costs from the early retirement of debt.

As a result of the foregoing, EBITDA increased from $37,708,000 in the first six months of 1995 to $95,615,000 in the first six months of 1996.


THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE
30, 1995

Revenues increased from $38,544,000 in the three months ended June 30, 1995 to $107,003,000 in the three months ended June 30, 1996. The CALP and Sammons Acquisitions resulted in increased revenues of $69,027,000, net of a decrease in management fees earned by Operating of $409,000.
The divestiture of the San Angelo Systems on June 30, 1995 resulted in a $3,051,000 decrease in revenues. The remaining increase in revenues was caused by continued customer growth as well as increased rates. Rates charged to customers for certain services were increased for a majority of the Company's systems effective June 1, 1996 resulting in increased revenues for the second quarter of 1996. The Company's basic customers and pay units increased from 425,781 and 269,078, respectively, at June
30, 1995 to 1,177,153 and 650,229, respectively, at June 30, 1996 due to the CALP and Sammons Acquisitions, continued marketing and sales efforts, and the extension of existing plant infrastructure to pass additional dwelling units, offset by the divestiture of the San Angelo
Systems.

Selling, service and system management expenses increased from $13,130,000 for the three months ended June 30, 1995 to $39,285,000 for the three months ended June 30, 1996, primarily due to a $26,491,000 increase from the CALP and Sammons Acquisitions, offset by a $1,148,000 decrease from the divestiture of the San Angelo Systems. The remaining increase resulted primarily from growth within the Company's existing systems, increased marketing efforts, the development of advertising sales efforts and increased rates charged by certain programming vendors. However, programming rates are expected to decrease in the future as the Telesynergies discounts will phase in over time.

General and administrative expenses increased from $6,134,000 for the three months ended June 30, 1995 to $17,963,000 for the three months ended June 30, 1996. The $10,781,000 increase from the CALP and Sammons
Acquisitions was offset by a $339,000 decrease from the divestiture of the San Angelo Systems. The remaining increase resulted primarily from the necessary expansion of the home office operations in order to manage the increased size of the business.

Depreciation and amortization expenses increased from $17,752,000 for the three months ended June 30, 1995 to $39,806,000 for the three months ended June 30, 1996 due primarily to the CALP and Sammons Acquisitions offset by a $2,050,000 decrease from the divestiture of the San Angelo
Systems. Interest expense increased from $17,011,000 for the three months ended June 30, 1995 to $35,785,000 for the three months ended
June 30, 1996 due to the inclusion of interest expense relating to the borrowings under the 14 1/4% Notes and the Senior Credit Facility, which became effective on June 9, 1995 and August 31, 1995, respectively.
Borrowings, excluding capital leases, increased from $509,805,000 at June 30, 1995 to $1,430,029,000 at June 30, 1996. The weighted average interest rate for total debt outstanding during the three months ended
June 30, 1996 was 9.94%, compared with 11.78% for the three months ended
June 30, 1995.

The difference between income before extraordinary item for the three months ended June 30, 1995 of $11,140,000, compared to a loss before extraordinary item of $25,731,000 for the three months ended June 30, 1996 was due to the net effects of the $26,435,000 gain from the sale of the San Angelo cable television systems in 1995 and the increases in depreciation, amortization and interest expense as discussed above. The extraordinary loss of $7,542,000 recorded during the second quarter of 1995 related to the write-off of debt issuance costs from the early retirement of debt.

As a result of the foregoing, EBITDA increased from $19,280,000 for the second quarter of 1995 to $49,755,000 in the second quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company has grown significantly over the past several years through acquisitions as well as through upgrading, extending and rebuilding its existing cable television systems. Since expansion by means of these methods is capital intensive, the Company has relied upon various sources of financing to meet its funding needs. These sources have included contributions from equity investors, borrowings under various debt instruments and positive cash flows from operations.

As of June 30, 1996, unreturned capital contributions from equity investors totaled approximately $493,327,000. The Company has an aggregate of $1,431,748,000 of indebtedness outstanding in the form of the 11 7/8% Debentures, 13 1/2% Notes, 14 1/4% Notes, borrowings under its
Senior Credit Facility, note payable and capital lease obligations.  The
Company has an additional $228,209,000 of borrowing capacity under its Revolving Credit Facility. The Company generated cash flows from operating activities of $27,412,000 and $51,041,000 for the three month and six month periods ended June 30, 1996, respectively. Funding from equity contributions, borrowings and cash flow from operations have been sufficient to meet the Company's debt service, working capital and capital expenditure requirements.

Certain of the Company's systems will be upgraded or rebuilt to 750 MHz or 550 MHz band width capacity over the next several years to allow for additional programming and service offerings. Capital expenditures are expected to approximate $101,000,000 (or $85 per customer) in 1996 and include certain upgrade and rebuild projects.

Cash interest is payable monthly and quarterly on borrowings outstanding under the Company's Senior Credit Facility and semiannually on the 11 7/8%
Debentures. No cash interest is payable on the 13 1/2% Notes until February 1, 2001 and no cash interest is payable on the 14 1/4% Notes until December 15, 2000. Maturities of long-term debt total $228,750,000 over the next four years.

The Company expects to cover both interest and principal payments on its long-term obligations through internally generated funds. Funds for the Company's capital expenditure requirements may be provided through internally generated funds or by borrowings under its Senior Credit
Facility.


RECENT ACCOUNTING PRONOUNCEMENTS

The provisions of SFAS No. 121, "Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to be Disposed Of" is effective for the Company in 1996. There was no impact on the Company upon adoption. No other recent accounting pronouncements have been issued which the Company has not adopted and which are expected to have a material effect on the Company's consolidated financial statements and related disclosures.


INFLATION

Based on the FCC's current rate regulation standards, an inflation factor is included in the benchmark formula in establishing the initial permitted rate. Subsequent to establishing the initial rate, an annual rate increase based on the year-end inflation factor is permitted. In addition to annual rate increases, certain costs over the prescribed inflation factors, defined by the FCC as "external costs", may be passed through to customers.

Certain of the Company's expenses generally increase with inflation.
However, the Company does not believe that its financial results have been adversely affected by inflation. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating rate debt may not be offset by increases in revenues. As of June 30, 1996, the Company has $230,000,000 of outstanding borrowings under its Senior Credit Facility and other facilities which are subject to floating interest rates after considering the Company's interest rate swap agreements. The rates are based on either the Eurodollar rate, prime rate, CD base rate or Federal Funds rate, plus a margin ranging up to 2.75% subject to certain adjustments based on the ratio of Operating's total debt to EBITDA.

To reduce the impact of changes in interest rates on its floating rate long-term debt, the Company entered into certain interest rate swap agreements with certain of the participating banks under the Senior
Credit Facility. At June 30, 1996, interest rate swap agreements covering a notional balance of $650,000,000 were outstanding. These outstanding swap agreements mature during 1997 and 1998 and require the Company to pay a fixed rate of 5.77% to 5.81% plus the applicable interest rate margin, while the counterparty pays a floating rate based on one or three-month LIBOR. Extensions are available within the swap agreements at the option of the counterparties.


REGULATION IN THE CABLE TELEVISION INDUSTRY

On February 1, 1996 Congress passed the 1996 Telecom Act, which was subsequently signed into law on February 8, 1996. This new law will alter federal, state and local laws and regulation for telecommunications providers and services, including the Company. There are numerous rulemakings to be undertaken by the FCC which will interpret and implement the 1996 Telecom Act. On April 9, 1996, the FCC acted to implement the 1996 Telecom Act, adopting an Order and Notice of Proposed Rulemaking. The Order and Notice amends certain rules to implement the 1996 Telecom Act, establishes interim rules to govern implementation of the 1996 Telecom Act pending the adoption of final rules, and proposes certain final rules. The Order and Notice focuses principally on rules relating to cable television rate regulation.
Under the 1996 Telecom Act, regulation of CPST's will generally continue until the statutory date of March 31, 1999. It is not possible at this time to predict the outcome of such rulemakings. Until the various required rulemakings are implemented which amend the rules under the previous cable acts, the Company continues to be subject to the provisions of the 1992 Cable Act.

Based on the FCC's 13th Order of Reconsideration, operators may adjust their rates once per year to reflect changes in inflation, external costs, and the number of regulated channels that are projected for the coming 12 months. As a result, effective June 1, 1996, the Company has adjusted rates for a majority of its systems to reflect the estimated aggregate changes in such costs.

The Company believes that it has materially complied with all provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions which have chosen not to certify, refunds covering a one-year period on basic service may be ordered if the Company is regulated at a later date and is unable to justify its rates through a benchmark or cost-of-service filing. During the six month period ended June 30, 1996, there were no rate refunds issued.
There are, however, certain CPST rate complaints still pending at the FCC. Reviews involving two of the Company's larger systems have been completed in which the FCC found no errors in the Company's rate calculations. As a result, the related complaints were denied. If the FCC, through its pending reviews, determines that the Company's CPST rates are unreasonable, it has the authority to order the Company to reduce such rates and to refund to customers any overcharges with interest occurring from the filing date of the rate complaint at the FCC. The amount of refunds, if any, which may be payable by the Company in the event that these systems' rates are successfully challenged by franchising authorities is not currently estimable.

Because the FCC has not yet resolved pending rate complaints involving the Company and because franchise authorities may certify in the future, the overall impact of these regulations and other provisions of the 1992
Cable Act cannot be determined at this time, nor can the ultimate provisions of the 1996 Telecom Act and its effect on the Company's business be determined.


                  PART II - OTHER INFORMATION





Item 1 - Legal Proceedings
- - --------------------------

There were no material legal proceedings instituted during the six months ended June 30, 1996 to which the Company is a party or of which any of its property is subject.

Item 2 - Changes in Securities
- - ------------------------------

None

Item 3 - Defaults Upon Senior Securities
- - ----------------------------------------

None

Item 4 - Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------

None

Item 5 - Other Information
- - --------------------------

None

Item 6 - Exhibits and Reports on Form 8-K
- - -----------------------------------------

None


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     MARCUS CABLE COMPANY, L.P.
                     (Registrant)

                     By:  Marcus Cable Properties, L.P., its general partner,

                       By:  Marcus Cable Properties, Inc., its general partner,

August 14, 1996               By:   /s/ Jeffrey A. Marcus

                              Its:  President and Chief Executive Officer


                              By:   /s/ Thomas P. McMillin

                              Its:  Senior Vice President and
                                    Chief Financial Officer



                     MARCUS CABLE OPERATING COMPANY, L.P.
                     (Registrant)

                     By:  Marcus Cable Company, L.P., its general partner,

                       By:  Marcus Cable Properties, L.P., its general partner,

                        By:  Marcus Cable Properties, Inc., its general partner,

August 14, 1996               By:   /s/ Jeffrey A. Marcus

                              Its:  President and Chief Executive Officer


                              By:   /s/ Thomas P. McMillin

                              Its:  Senior Vice President and
                                    Chief Financial Officer


                     MARCUS CABLE CAPITAL CORPORATION
                     (Registrant)

August 14, 1996               By:   /s/ Jeffrey A. Marcus

                              Its:  President and Chief Executive Officer


                              By:   /s/ Thomas P. McMillin

                              Its:  Senior Vice President and
                                    Chief Financial Officer



                     MARCUS CABLE CAPITAL CORPORATION II
                     (Registrant)

August 14, 1996               By:   /s/ Jeffrey A. Marcus

                              Its:  President and Chief Executive Officer


                              By:   /s/ Thomas P. McMillin

                              Its:  Senior Vice President and
                                    Chief Financial Officer



                     MARCUS CABLE CAPITAL CORPORATION III
                     (Registrant)

August 14, 1996               By:   /s/ Jeffrey A. Marcus

                              Its:  President and Chief Executive Officer


                              By:   /s/ Thomas P. McMillin

                              Its:  Senior Vice President and
                                    Chief Financial Officer

