Form 10-Q/A
period 1996-06-30
MARCUS CABLE CO LP; MARCUS CABLE CAPITAL CORP; MARCUS CABLE OPERATING CO LP; MARCUS CABLE CAPITAL CORP II; MARCUS CABLE CAPITAL CORP III
filed 1996-10-10
CIK 910629, 910630, 926329, 926332, 947184

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q/A

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

This document represents an amended Form 10-Q as of and for the six months ended June 30, 1996 for Marcus Cable Company, L.P. The amendment is resulting from an omission of the required Financial Data Schedule (Exhibit 27). The Financial Data Schedule is a standardized classification schedule for certain balance sheet and income statement line items and is used by the SEC EDGAR Filing System during the electronic filing process. There has been no changes to the Form 10-Q itself other than the inclusion of the above mentioned schedule.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Included in this report:

     Exhibit:

     27.1                Financial Data Schedule


(b)  Reports on Form 8-K

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

October 10, 1996                   By:  /s/ Jeffrey A. Marcus

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

October 10, 1996                   By:  /s/ Jeffrey A. Marcus

                                   Its: President and Chief Executive Officer


                                   By:  /s/ Thomas P. McMillin

                                   Its: Senior Vice President and
                                        Chief Financial Officer

                    MARCUS CABLE CAPITAL CORPORATION
                    (Registrant)

October 10, 1996                   By:  /s/ Jeffrey A. Marcus

                                   Its: President and Chief Executive Officer


                                   By:  /s/ Thomas P. McMillin

                                   Its: Senior Vice President and
                                        Chief Financial Officer



                    MARCUS CABLE CAPITAL CORPORATION II
                    (Registrant)

October 10, 1996                   By:  /s/ Jeffrey A. Marcus

                                   Its: President and Chief Executive Officer


                                   By:  /s/ Thomas P. McMillin

                                   Its: Senior Vice President and
                                        Chief Financial Officer



                    MARCUS CABLE CAPITAL CORPORATION III
                    (Registrant)

October 10, 1996                   By:  /s/ Jeffrey A. Marcus

                                   Its: President and Chief Executive Officer


                                   By:  /s/ Thomas P. McMillin

                                   Its: Senior Vice President and
                                        Chief Financial Officer