Form 10-Q
period 1996-09-30
MARCUS CABLE CO LP; MARCUS CABLE CAPITAL CORP; MARCUS CABLE OPERATING CO LP; MARCUS CABLE CAPITAL CORP II; MARCUS CABLE CAPITAL CORP III
filed 1996-11-14
CIK 910629, 910630, 926329, 926332, 947184

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                    or

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

                     Index to Quarterly Report Form 10-Q
                             September 30, 1996

                                                                     Page No.

          Definitions                                                      4

PART I    FINANCIAL INFORMATION

Item 1:   Financial Statements - Marcus Cable Company, L.P. and Subsidiaries

          Consolidated Balance Sheets as of
          September 30, 1996 and December 31, 1995                         5

          Consolidated Statements of Operations
          for the Three Months and Nine Months
          Ended September 30, 1996 and 1995                                6

          Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30,
          1996 and 1995                                                    7

          Notes to the Consolidated Financial Statements                8-11

          Consolidating Schedules                                      12-13


Separate financial statements of Operating as issuer of the 13 1/2% Notes have not been presented, as the aggregate net assets, earnings and partners' capital of Operating are substantially equivalent to the net assets, earnings and partners' capital of the Company on a consolidated basis. Additionally, separate financial statements of Capital, Capital II and Capital III have not been presented because these entities have no operations and substantially no assets or equity.

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           14-18


PART II   OTHER INFORMATION

Item 1:   Legal Proceedings                                                19

Item 2:   Changes in Securities                                            19

Item 3:   Defaults Upon Senior Securities                                  19

Item 4:   Submission of Matters to a Vote of Security Holders              19

Item 5:   Other Information                                                19

Item 6:   Exhibits and Reports on Form 8-K                                 19

                                DEFINITIONS

   When used herein, the following terms will have the meaning indicated.


     TERM                              DEFINITION

11 7/8% Debentures            11 7/8%Senior Debentures, due October 1,
                              2005, which are obligations of MCC and
                              Capital
13 1/2% Notes                 13 1/2% Senior Subordinated Guaranteed
                              Discount Notes, due August 1, 2004, which
                              are obligations of Operating and Capital
                              II that are guaranteed by MCC
14 1/4% Notes                 14 1/4% Senior Discount Notes, due December
                              15, 2005, which are obligations of MCC and
                              Capital III
1992 Cable Act                Cable Television Consumer Protection and
                              Competition Act of 1992
1996 Telecom Act              Telecommunications Act of 1996
CALP                          Cencom of Alabama, L.P.
CALP Acquisition              The August 31, 1995 purchase of remaining CALP
                              ordinary limited partnership interests, redemption
                              of all CALP special limited partnership interests
                              and retirement of CALP's senior bank debt
Capital                       Marcus Cable Capital Corporation
Capital II                    Marcus Cable Capital Corporation II
Capital III                   Marcus Cable Capital Corporation III
Company                       Marcus Cable Company, L.P. and subsidiaries
CPST                          Cable Programming Service Tier
EBITDA                        Earnings Before Interest, Taxes, Depreciation
                              and Amortization
FCC                           Federal Communications Commission
Goldman Sachs                 Goldman, Sachs & Co.
LIBOR                         London InterBank Offered Rate
Maryland Cable                Maryland Cable Partners, L.P.
Maryland Cable Agreement      The management agreement between Operating and
                              Maryland Cable
Maryland Cable System         Cable system owned by Maryland Cable (also
                              the "Managed System")
MCC                           Marcus Cable Company, L.P. and subsidiaries
MCA                           Marcus Cable Associates, L.P.
MCALP                         Marcus Cable of Alabama, L.P. (formerly "CALP")
MCDM                          Marcus Cable of Delaware and Maryland, L.P.
MCP                           Marcus Cable Partners, L.P.
Operating                     Marcus Cable Operating Company, L.P.
Operating Partnerships        MCP, MCDM, MCALP and MCA
Sammons                       Sammons Communications, Inc. and certain of
                              its subsidiaries
Sammons Acquisition           The November 1, 1995 purchase of the Sammons
                              Systems
Sammons Systems               Certain cable television systems purchased
                              from Sammons
San Angelo Systems            Certain cable television systems in and around
                              San Angelo, Texas which were divested on
                              June 30, 1995
Senior Credit Facility        $1,100,000,000 Credit Agreement among
                              Operating, MCC, Banque Paribas, The Chase
                              Manhattan Bank, Citibank, N.A., The First
                              National Bank of Boston, Goldman Sachs, Union
                              Bank and certain other lenders referred to
                              therein, dated as of August 31, 1995
SFAS                          Statement of Financial Accounting Standard

                       MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

                              Consolidated Balance Sheets
                                    (in thousands)



                                                 September 30,  December 31,
             Assets                                  1996           1995
             ------                               ----------     ----------
                                                 (unaudited)
Current assets:
   Cash and cash equivalents                     $    14,493    $    17,409
   Accounts receivable, net of allowance
     of $650 and $1,564, respectively                 14,765         16,946
   Prepaid expenses and other                          4,010          1,860
                                                  ----------     ----------
        Total current assets                          33,268         36,215

Property and equipment, net (note 2)                 567,991        538,452

Other assets, net (note 3)                         1,117,309      1,185,387
                                                  ----------     ----------
                                                 $ 1,718,568    $ 1,760,054
                                                  ==========     ==========

     Liabilities and Partners' Capital
     ---------------------------------
Current liabilities:
   Current maturities of long-term
     debt (note 5)                               $    25,515    $       339
   Accrued liabilities (note 4)                       46,879         50,350
   Accrued interest                                   14,154         12,734
                                                  ----------     ----------
     Total current liabilities                        86,548         63,423

Long-term debt (note 5)                            1,422,503      1,407,551

Subsidiary limited partner interests                    (246)          (246)

Partners' capital                                    209,763        289,326

Commitments and contingencies                            ---            ---
                                                  ----------     ----------
                                                 $ 1,718,568    $ 1,760,054
                                                  ==========     ==========



See accompanying notes to the consolidated financial statements.

               MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

                  Consolidated Statements of Operations
                              (unaudited)
                            (in thousands)


                                      Three months ended   Nine months ended
                                         September 30,        September 30,
                                       1996       1995      1996       1995
                                     -------    -------    -------    -------
Revenues:
   Cable services                  $ 111,101  $  37,833  $ 319,674  $ 111,557
   Management fees (note 6)              588        849      1,734      2,709
                                     -------    -------    -------    -------
    Total revenues                   111,689     38,682    321,408    114,266

Operating expenses:

Selling, service and system
   management                         39,561     13,154    117,911     38,971
General and administrative            18,031      6,425     53,785     18,484
Depreciation and amortization         42,097     18,692    120,996     54,637
                                     -------    -------    -------    -------
                                      99,689     38,271    292,692    112,092
                                     -------    -------    -------    -------
Operating income                      12,000        411     28,716      2,174

Other (income) expense:
   (Gain) loss on divestiture of
    cable system                         ---         41        ---    (26,394)
   Interest expense                   36,847     18,589    108,492     51,887
   Interest income                       (39)      (113)      (213)      (529)
                                     -------    -------    -------    -------
                                      36,808     18,517    108,279     24,964
                                     -------    -------    -------    -------
    Loss before extraordinary item   (24,808)   (18,106)   (79,563)   (22,790)

Extraordinary item - loss on early
  retirement of debt                     ---       (853)       ---     (8,395)
                                     -------    -------    -------    -------
    Net Loss                       $ (24,808) $ (18,959) $ (79,563) $ (31,185)
                                     =======    =======    =======    =======



See accompanying notes to the consolidated financial statements.

                  MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (unaudited)
                                (in thousands)

                                                            Nine months ended
                                                              September 30,
                                                            1996        1995
                                                          -------      -------
Cash flows from operating activities:
   Net loss                                             $ (79,563)   $ (31,185)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
        Extraordinary item - loss on early
          retirement of debt                                  ---        8,395
        Gain on divestiture of cable television
          system                                              ---      (26,394)
        Depreciation and amortization                     120,996       54,637
        Amortization of debt issuance costs                 2,444        1,362
        Accretion of discount on notes                     44,400       30,044
        Changes in assets and liabilities, net
        of acquisitions and divestitures:
           Accounts receivable                              2,203       (3,074)
           Prepaid expenses                                (2,150)        (282)
           Other assets                                       (89)      (1,440)
           Accrued interest                                 1,420        4,382
           Accrued liabilities                             (3,462)      (1,017)
                                                          -------      -------
             Net cash provided by operating activities     86,199       35,428

Cash flows from investing activities:
   Acquisitions of cable systems and
     franchises, net of cash acquired                     (10,222)    (466,172)
   Net proceeds from divestiture of cable
     television system                                        ---       65,022
   Additions to property and equipment                    (73,925)     (21,487)
                                                          -------      -------
             Net cash used in investing activities        (84,147)    (422,637)

Cash flows from financing activities:
   Contributions by limited partners, net of
     syndication costs                                        ---      141,886
   Excess of purchase price over carrying value of
     certain CALP assets acquired                             ---      (15,295)
   Proceeds from long-term debt                            20,338      535,003
   Repayment of long-term debt                            (25,000)    (235,000)
   Payment of debt issuance costs                             ---      (30,328)
   Payment of capital lease obligations                      (306)        (231)
                                                          -------      -------
             Net cash provided by (used in) financing
                activities                                 (4,968)     396,035
                                                          -------      -------
Net increase (decrease) in cash and cash equivalents       (2,916)       8,826
Cash and cash equivalents at beginning of period           17,409        5,328
                                                          -------      -------
Cash and cash equivalents at end of period              $  14,493    $  14,154
                                                          =======      =======
Supplemental disclosure of cash flow information:

   Interest paid                                        $  60,228    $  16,099
                                                          =======      =======

See accompanying notes to consolidated financial statements.

                 MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

               Notes to the Consolidated Financial Statements
                              (Unaudited)


(1)  Summary of Significant Accounting Policies

     (a)  General

          MCC is a Delaware limited partnership formed on January 17, 1990 for the purpose of acquiring, operating and developing cable television systems. MCC derives its primary source of revenues by providing various levels of cable television programming and
          services to residential and business customers.    MCC's
          operations are conducted through Operating, an operating holding company in which MCC serves as the general partner with a 99.8% ownership interest. Operating, in turn, conducts its operations through the Operating Partnerships, in which it, directly or indirectly, serves as the general partner and owns a greater than 99.0% interest.

     (b)  Basis of Presentation

          The consolidated financial statements include the accounts of MCC, Capital, Capital II, Capital III, Operating and the Operating Partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (c)  Interim Financial Information

          In the opinion of management, the accompanying unaudited interim consolidated financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly (i) the Company's financial position as of September 30, 1996, (ii) the results of its operations for the three months and nine months ended September 30, 1996 and 1995 and (iii) its cash flows for the nine months ended September 30, 1996 and 1995. These financial statements are for interim periods and do not include all of the detail normally provided in annual financial statements and should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K.

     (d)  Reclassifications

          Certain reclassifications have been made to the prior periods' balances to conform to the current year presentation.

(2)  Property and Equipment

     Property and equipment consists of the following (in thousands):

                                               September 30,     December 31,
                                                   1996              1995
                                                 --------          --------
      Cable systems                            $  640,652        $  567,521
      Vehicles and other                           25,381            19,845
      Land and buildings                           11,918            10,364
                                                 --------          --------
                                                  677,951           597,730
      Accumulated depreciation                   (109,960)          (59,278)
                                                 --------          --------
                                               $  567,991        $  538,452
                                                 ========          ========

(3)  Other Assets

     Other assets consist of the following (in thousands):


                                               September 30,     December 31,
                                                   1996              1995
                                                 ---------         ---------
      Franchise rights                        $  1,185,552      $  1,181,243
      Going concern value of acquired
         cable systems                              45,961            45,856
      Noncompetition agreements                     32,922            32,633
      Debt issuance costs                           43,311            43,246
      Other                                            916             1,071
                                                 ---------         ---------
                                                 1,308,662         1,304,049
      Accumulated amortization                    (191,353)         (118,662)
                                                 ---------         ---------
                                              $  1,117,309      $  1,185,387
                                                 =========         =========

(4)  Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                               September 30,     December 31,
                                                   1996              1995
                                                  -------           -------
      Accrued property taxes                   $    4,200        $    3,552
      Accrued acquisition costs                     3,438             3,438
      Accrued programming costs                     8,560             8,371
      Accrued franchise fees                        7,083             8,730
      Accrued operating liabilities                18,077            18,916
      Other accrued liabilities                     5,521             7,343
                                                  -------           -------
                                               $   46,879        $   50,350
                                                  =======           =======

(5)  Long-term Debt

     The Company has outstanding borrowings under long-term debt arrangements as follows (in thousands):

                                               September 30,     December 31,
                                                   1996              1995
                                                 ---------        ---------
      Senior Credit Facility                  $    880,000      $   885,000
      13 1/2% Senior Subordinated Discount
        Notes, due August 1, 2004                  285,690          258,979
      14 1/4% Senior Discount Notes, due
        December 15, 2004                          179,716          162,027
      11 7/8% Senior Debentures, due
        October 1, 2005                            100,000          100,000
      Note Payable                                     338              ---
      Capital leases                                 2,274            1,884
                                                 ---------        ---------
                                                 1,448,018        1,407,890
      Less current maturities                      (25,515)            (339)
                                                 ---------        ---------
                                               $ 1,422,503      $ 1,407,551
                                                 =========        =========


     Amounts outstanding under the Senior Credit Facility bear interest at either the i) Eurodollar rate, ii) prime rate or iii) CD base rate, in each case plus a margin ranging from 0.00% to 2.75%, based on the ratio of Operating's total debt to EBITDA, as defined. At September 30, 1996, borrowings under the Senior Credit Facility bore interest at an average interest rate of 7.64%. The Company pays a commitment fee ranging from .250% to .375% on the unused commitment under the Senior Credit Facility.

     To reduce the impact of changes in interest rates on its floating rate long-term debt, the Company has entered into certain interest rate swap agreements with certain of the participating banks under the Senior Credit Facility. At September 30, 1996, interest rate swap agreements covering a notional balance of $650,000,000 are outstanding. These outstanding swap agreements mature during 1997 and 1998 and require the Company to pay a fixed rate of 5.77% to 5.81%, plus the applicable interest rate margin, while the counterparty pays a floating rate based on one or three-month LIBOR. Extensions are available within the swap agreements at the option of the counterparties.

     As interest rates change under the interest rate swap agreements, the differential to be paid or received is recognized as an adjustment to interest expense. The Company is not exposed to credit loss as its interest rate swap agreements are with certain of the participating banks under the Company's Senior Credit Facility. During the three months and nine months ended September 30, 1996, the Company incurred additional costs under its interest rate swap agreements of approximately $61,000 and $217,000, respectively, as compared to one or three month LIBOR borrowing rates.

(6)  Related Party Transactions

     Affiliates of Goldman Sachs own limited partnership interests in MCC. Maryland Cable, which is controlled by an affiliate of Goldman Sachs, owns the Maryland Cable System which serves customers in and around Prince Georges County, Maryland. Operating manages the Maryland Cable System under the Maryland Cable Agreement, which was entered into in September of 1994. Operating earns a management fee, payable monthly, equal to 4.7% of the revenues of Maryland Cable, and is reimbursed for certain expenses. Pursuant to such agreement, Operating earned management fees of approximately $588,000 and $1,734,000 during the three month and nine month periods ended September 30, 1996, respectively, as compared to $569,000 and $1,627,000 for the three month and nine month periods ended September 30, 1995.

     Operating also provided management services to CALP under a separate management contract until August 31, 1995. The CALP Agreement terminated simultaneously with the completion of the CALP Acquisition. Pursuant to this management contract, Operating earned management fees of approximately $280,000 and $1,082,000, for the two and eight months ended August 31, 1995.

     On July 30, 1996, Maryland Cable entered into an agreement to sell all of its assets to an affiliate of Jones Intercable, Inc. The acquisition is subject to various governmental approvals and is expected to close on or around the end of 1996. The management agreement described above will terminate upon the closing of the Maryland Cable sale. Upon such sale, Operating will receive an incentive bonus based on the final sales price of the system. Such incentive bonus is currently expected to be approximately $5,500,000.

(7)  Acquisitions and Dispositions

     On July 8, 1996, the Company acquired the assets of Futurevision Cable Systems of Brookhaven for a purchase price of approximately $2,600,000, subject to working capital adjustments. The system serves approximately 2,500 customers in and around the city of Brookhaven, Mississippi.

     On July 31, 1996, the Company acquired the assets of Frankfort Cable Communications, Inc., which serve approximately 5,600 customers in and around the city of Frankfort, Indiana, for a purchase price of approximately $6,700,000, subject to working capital adjustments.

     On August 1, 1996, the Company entered into an agreement with an unrelated third party to sell its cable television systems serving approximately 12,600 customers in the state of Washington. The transaction closed on October 11, 1996 for a sales price of approximately $21,000,000, subject to working capital adjustments.

                                   MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES
                               Consolidation Schedule - Balance Sheet Information
                                                 As of September 30, 1996
                                                   (in thousands)

                                                     (Unaudited)

                           Combined                                 Operating
                           Operating   Capital             Elimin-   Consol-         Capital           Elimin-
                          Partnerships   II    Operating   ations    idated  Capital   III     MCC     ations   Company

Current assets:
 Cash and cash equivalents      9,159       1      4,577         --     13,737     1      1     754       --     14,493
 Accounts receivable, net      48,119      --      4,824    (38,178)    14,765    --     --      --       --     14,765
 Prepaid expenses and other     2,755      --      1,255         --      4,010    --     --      --       --      4,010
                               ------  ------     ------     ------     ------  ----   ----  ------   ------     ------
    Total current assets       60,033       1     10,656    (38,178)    32,512     1      1     754       --     33,268

Property and equipment, net   562,434      --      5,557         --    567,991    --     --      --       --    567,991
Other assets, net           1,118,083      --  1,516,590 (1,514,619) 1,120,054    --     --   3,514   (6,259) 1,117,309
Investment in subsidiaries         --      --    210,367   (210,367)        --    --     -- 491,149 (491,149)        --
                               ------  ------     ------     ------     ------  ----   ----  ------   ------     ------
    Total assets            1,740,550       1  1,743,170 (1,763,164) 1,720,557     1      1 495,417 (497,408) 1,718,568


Current liabilities:
 Current maturities of long-
    term debt                     167      --     25,348         --     25,515    --     --      --       --     25,515
 Accrued liabilities           73,310      --     76,474    (96,646)    53,138    --     --      --   (6,259)    46,879
 Accrued interest              14,154      --      8,210    (14,148)     8,216    --     --   5,938       --     14,154
                               ------  ------     ------     ------     ------  ----   ----  ------   ------     ------
    Total current liabilities  87,631      --    110,032   (110,794)    86,869    --     --   5,938   (6,259)    86,548

Long-term debt              1,442,553      --  1,142,237 (1,442,003) 1,142,787    --     -- 279,716       --  1,422,503
Subsidiary limited partner
   interests                       --      --       (246)        --       (246)   --     --      --       --       (246)
Partners' capital             210,366       1    491,147   (210,367)   491,147     1      1 209,763 (491,149)   209,763
                               ------  ------     ------     ------     ------  ----   ----  ------   ------     ------
    Total liabilities and
      partners' capital     1,740,550       1  1,743,170 (1,763,164) 1,720,557     1      1 495,417 (497,408) 1,718,568
                               ======  ======     ======     ======     ======  ====   ====  ======   ======     ======

                                   MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

                          Consolidating Schedule - Statement of Operations Information
                                   For the nine months ended September 30, 1996
                                                   (in thousands)

                                                     (Unaudited)

                           Combined                                 Operating
                           Operating   Capital             Elimin-   Consol-         Capital           Elimin-
                          Partnerships   II    Operating   ations    idated  Capital   III     MCC     ations   Company

Revenues:
  Cable services              319,674      --         --         --    319,674    --     --      --       --    319,674
  Management fees                  --      --      1,734         --      1,734    --     --      --       --      1,734
                               ------  ------     ------     ------     ------  ----   ----  ------   ------     ------
    Total revenues            319,674      --      1,734         --    321,408    --     --      --       --    321,408

Operating expenses:
  Selling, service and
    system management         116,498      --      1,413         --    117,911    --     --      --       --    117,911
  General and administrative   44,983      --      8,802         --     53,785    --     --      --       --     53,785
  Allocated corporate costs     8,809      --     (8,809)        --         --    --     --      --       --         --
  Depreciation and
    amortization              120,337      --        659         --    120,996    --     --      --       --    120,996
                               ------  ------     ------     ------     ------  ----   ----  ------   ------     ------
                              290,627      --      2,065         --    292,692    --     --      --       --    292,692
                               ------  ------     ------     ------     ------  ----   ----  ------   ------     ------
      Operating income (loss)  29,047      --       (331)        --     28,716    --     --      --       --     28,716

Other (income) expense:
  Interest expense            108,907      --     81,297   (108,858)    81,346    --     --  27,146       --    108,492
  Interest income                 206      --   (109,266)   108,858       (202)   --     --     (11)      --       (213)
  Equity earnings of
    subsidiaries                   --      --     80,066    (80,066)        --    --     --  52,428  (52,428)        --
                               ------  ------     ------     ------     ------  ----   ----  ------   ------     ------
                              109,113      --     52,097    (80,066)    81,144    --     --  79,563  (52,428)   108,279
                               ------  ------     ------     ------     ------  ----   ----  ------   ------     ------
        Net loss              (80,066)     --    (52,428)    80,066    (52,428)   --     -- (79,563)  52,428    (79,563)
                               ======  ======     ======     ======     ======  ====   ====  ======   ======     ======


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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Operating results for the nine months ended September 30, 1995 consist of the results of MCC's operations in Wisconsin, Minnesota, Delaware, Maryland, Alabama (1 month) and San Angelo, Texas (6 months), along with management fee revenue from managed systems in Maryland and Alabama (2 months). The Company sold the San Angelo, Texas systems on June 30, 1995, acquired the managed system in Alabama on August 31, 1995 and acquired cable television systems from Sammons on November 1, 1995. Operating results for the nine months ended September 30, 1996 consist of the current operations in 19 states and do not include the results of operations for the cable television systems in San Angelo, Texas or the management fees for the previously managed system in Alabama. In addition, ongoing acquisition activity in 1996 has had a minor impact on period to period comparable operating results.

Revenues increased from $114,266,000 in the first nine months of 1995 to $321,408,000 for the nine months ended September 30, 1996. The CALP and Sammons Acquisitions resulted in increased revenues of $204,826,000, net of a decrease in management fees earned by Operating of $975,000. The divestiture of the San Angelo Systems on June 30, 1995, resulted in a $6,022,000 decrease in revenues. The remaining increase in revenues was caused by continued customer growth as well as adjustments to rates charged to customers. Rates charged to customers for certain services were increased for a majority of the Company's systems effective June 1, 1996. The Company's homes passed increased from 714,628 at September 30, 1995 to 1,863,903 at September 30, 1996. In addition, the Company's basic customers and pay units increased from 484,890 and 305,954, respectively, at September 30, 1995 to 1,190,580 and
661,358, respectively, at September 30, 1996. Substantially all of this growth can be attributed to the Sammons Acquisition, continued marketing and sales efforts and the extension of existing plant infrastructure to pass additional dwelling units. On a pro forma basis, the Company's homes passed, basic customers, and pay customers at September 30, 1995 were 1,759,154, 1,156,318 and 644,712, respectively. As a result, the pro forma annual percentage growth for basic customers and pay units as of September 30, 1996 was 3.0% and 2.6%, respectively.

Selling, service and system management expenses increased from $38,971,000 for the nine months ended September 30, 1995 to $117,911,000 for the nine months ended September 30, 1996, primarily due to a $77,183,000 increase from the CALP and Sammons Acquisitions, offset by a $2,238,000 decrease from the divestiture of the San Angelo Systems. The remaining increase resulted primarily from growth within the Company's existing systems, increased marketing efforts, the continued development of advertising sales efforts and
increased costs of certain programming services.   Effective April 1, 1996,
the Company became a member of Telesynergies, a cable television cooperative buying venture representing over 5,000,000 customers. Members of this cooperative benefit from lower programming costs per customer through consolidated buying efforts. The Telesynergies membership has partially offset the increased programming costs noted above.

General and administrative expenses increased from $18,484,000 for the nine months ended September 30, 1995 to $53,785,000 for the nine months ended September 30, 1996. The $31,931,000 increase from the CALP and Sammons Acquisitions was offset by a $718,000 decrease from the divestiture of the San Angelo Systems. The remaining increase resulted primarily from the necessary expansion of the home office operations in order to manage the increased size of the business.

Depreciation and amortization expenses increased from $54,637,000 for the nine months ended September 30, 1995 to $120,996,000 for the nine months ended September 30, 1996 due primarily to the CALP and Sammons Acquisitions offset by a $4,097,000 decrease from the divestiture of the San Angelo Systems. Interest expense increased from $51,887,000 for the nine months ended September 30, 1995 to $108,492,000 for the nine months ended September 30, 1996 due to the inclusion of interest expense relating to the borrowings under the 14 1/4% Notes and the Senior Credit Facility, which became effective on June 9, 1995 and August 31, 1995, respectively. Borrowings, excluding capital leases, increased from $657,311,000 at September 30, 1995 to $1,445,744,000 at September 30, 1996. The weighted average interest rate for total debt outstanding during the nine months ended September 30, 1996 was 10.00%, compared with 12.20% for the nine months ended September 30, 1995.

The difference between the loss before extraordinary item for the nine months ended September 30, 1995 of $22,790,000, compared to the loss before extraordinary item of $79,563,000 for the nine months ended September 30, 1996 was due to the net effects of the $26,394,000 gain from the sale of the San Angelo cable television systems in 1995 and the increases in operations, depreciation, amortization and interest expense as discussed above. The extraordinary loss of $8,395,000 recorded in 1995 related to the write-off of debt issuance costs from the early retirement of debt.

As a result of the foregoing, EBITDA increased from $56,811,000 in the first nine months of 1995 to $149,712,000 in the first nine months of 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

Operating results for the three months ended September 30, 1995 consist of the results of MCC's operations in Wisconsin, Minnesota, Delaware, Maryland and Alabama (1 month), along with management fee revenue from managed systems in Maryland and Alabama (the Company acquired the managed system in Alabama on August 31, 1995). Operating results for the three months ended September 30, 1996 include the acquired cable television systems from Sammons on November 1, 1995, and such results do not include the management fees for the previously managed system in Alabama. In addition, ongoing acquisition activity in 1996 has had a minor impact on period to period comparable operating results.

Revenues increased from $38,682,000 in the three months ended September 30, 1995 to $111,689,000 in the three months ended September 30, 1996. The CALP and Sammons Acquisitions resulted in increased revenues of $69,835,000, net of a decrease in management fees earned by Operating of $261,000. The remaining increase in revenues was caused by continued customer growth as well as adjustments to rates charged to customers. Rates charged to customers for certain services were increased for a majority of the Company's systems effective June 1, 1996. The Company's homes passed increased from 714,628 at September 30, 1995 to 1,863,903 at September 30, 1996. In addition, the Company's basic customers and pay units increased from 484,890 and 305,954, respectively, at September 30, 1995 to 1,190,580 and 661,358, respectively, at September 30, 1996. Substantially all of this growth can be attributed to the Sammons Acquisition, continued marketing and sales efforts and the extension of existing plant infrastructure to pass additional dwelling units.

Selling, service and system management expenses increased from $13,154,000 for the three months ended September 30, 1995 to $39,561,000 for the three months ended September 30, 1996, primarily due to a $24,876,000 increase from the CALP and Sammons Acquisitions. The remaining increase resulted primarily from growth within the Company's existing systems, increased marketing efforts, the continued development of advertising sales efforts and increased costs of certain programming services. Membership in the Telesynergy cooperative is expected to continue to produce savings in programming expense, which will partially offset programming increases from additional channel launches, rebuilds and increased penetration.

General and administrative expenses increased from $6,425,000 for the three months ended September 30, 1995 to $18,031,000 for the three months ended September 30, 1996. A $10,457,000 increase resulted from the CALP and Sammons Acquisitions while the remaining increase resulted primarily from the necessary expansion of the home office operations in order to manage the increased size of the business.

Depreciation and amortization expenses increased from $18,692,000 for the three months ended September 30, 1995 to $42,097,000 for the three months ended September 30, 1996 due primarily to the CALP and Sammons Acquisitions. Interest expense increased from $18,589,000 for the three months ended September 30, 1995 to $36,847,000 for the three months ended September 30, 1996 due to the inclusion of interest expense relating to the borrowings under the Senior Credit Facility, which became effective on August 31, 1995. Borrowings, excluding capital leases, increased from $657,311,000 at September 30, 1995 to $1,445,744,000 at September 30, 1996. The weighted average interest rate for total debt outstanding during the three months ended September 30, 1996 was 10.04%, compared with 13.26% for the three months ended September 30, 1995.

The difference between the loss before extraordinary item for the three months ended September 30, 1995 of $18,106,000, compared to the loss before extraordinary item of $24,808,000 for the three months ended September 30, 1996 was primarily due to the increases in operations, depreciation, amortization and interest expense as discussed above. The extraordinary loss of $853,000 recorded during the third quarter of 1995 related to the write-off of debt issuance costs from the early retirement of debt.

As a result of the foregoing, EBITDA increased from $19,103,000 for the third quarter of 1995 to $54,097,000 in the third quarter of 1996.

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

As of September 30, 1996, unreturned capital contributions from equity investors totaled approximately $493,327,000. The Company has an aggregate of $1,448,018,000 of indebtedness outstanding in the form of the 11 7/8% Debentures, 13 1/2% Notes, 14 1/4% Notes, borrowings under its Senior Credit Facility, note payable and capital lease obligations. The Company has an additional $218,209,000 of borrowing capacity under its Revolving Credit Facility. The Company generated cash flows from operating activities of $35,158,000 and $86,199,000 for the three month and nine month periods ended September 30, 1996, respectively. Funding from equity contributions, borrowings and cash flow from operations have been sufficient to meet the Company's debt service, working capital and capital expenditure requirements.

Certain of the Company's systems will be upgraded or rebuilt to 750 MHZ or 550 MHZ band- width capacity over the next several years to allow for additional programming and service offerings. Capital expenditures are expected to approximate $101,000,000 (or $85 per customer) in 1996 and include certain of these upgrade and rebuild projects.

Cash interest is payable monthly and quarterly on borrowings outstanding under the Company's Senior Credit Facility and semiannually on the 11 7/8% Debentures. No cash interest is payable on the 13 1/2% Notes until February 1, 2000 and no cash interest is payable on the 14 1/4% Notes until December 15, 2000. Maturities of long-term debt approximate $250,000,000 over the next four years.

The Company expects to pay both interest and principal payments on its long-term obligations with internally generated funds. Funds for the Company's capital expenditure requirements may be provided through internally generated funds or by borrowings under its Senior Credit Facility.

RECENT ACCOUNTING PRONOUNCEMENTS

The provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" is effective for the Company in 1996. There was no impact on the Company upon adoption. No other recent accounting pronouncements have been issued which the Company has not adopted and which are expected to have a material effect on the Company's consolidated financial statements and related disclosures.

INFLATION

Based on the FCC's current rate regulation standards, an inflation factor is included in the benchmark formula in establishing the initial permitted rate. Subsequent to establishing the initial rate, an annual rate increase based on the year-end inflation factor is permitted. In addition to inflation adjustments, certain costs over the prescribed inflation factors, defined by the FCC as "external costs", may be passed through to customers as part of the monthly rates charged to such customers.

Certain of the Company's expenses generally increase with inflation. However, the Company does not believe that its financial results have been adversely affected by inflation. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating rate debt may not be offset by increases in revenues. As of September 30, 1996, the Company had $230,000,000 of outstanding borrowings under its Senior Credit Facility and other facilities which are subject to floating interest rates after considering the Company's interest rate swap agreements. The rates are based on either the Eurodollar rate, prime rate, CD base rate or Federal Funds rate, plus a margin ranging from 0.00% to 2.75%, based on the ratio of Operating's total debt to EBITDA.

To reduce the impact of changes in interest rates on its floating rate long-term debt, the Company entered into certain interest rate swap agreements with certain of the participating banks under the Senior Credit Facility. At September 30, 1996, interest rate swap agreements covering a notional balance of $650,000,000 were outstanding. These outstanding swap agreements mature during 1997 and 1998 and require the Company to pay a fixed rate of 5.77% to 5.81% plus the applicable interest rate margin, while the counterparty pays a floating rate based on one or three-month LIBOR. Extensions are available within the swap agreements at the option of the counterparties.

REGULATION IN THE CABLE TELEVISION INDUSTRY

On February 1, 1996 Congress passed the 1996 Telecom Act, which was subsequently signed into law on February 8, 1996. This new law will alter federal, state and local laws and regulation for telecommunications providers and services, including the Company. There are numerous rulemakings to be undertaken by the FCC which will interpret and implement the 1996 Telecom Act. On April 9, 1996, the FCC acted to implement the 1996 Telecom Act, adopting an Order and Notice of Proposed Rulemaking. The Order and Notice amends certain rules to implement the 1996 Telecom Act, establishes interim rules to govern implementation of the 1996 Telecom Act pending the adoption of final rules, and proposes certain final rules. The Order and Notice focuses principally on rules relating to cable television rate regulation. Under the 1996 Telecom Act, regulation of CPST rates will generally continue until the statutory date of March 31, 1999. It is not possible at this time to predict the outcome of such rulemakings. Until the various required rulemakings are implemented which amend the rules under the previous cable acts, the Company continues to be subject to the provisions of the 1992 Cable Act.

Based on the FCC's 13th Order on Reconsideration, operators may adjust their rates once per year to reflect changes in inflation, external costs, and the number of regulated channels that are projected for the coming 12 months. As a result, effective June 1, 1996, the Company adjusted rates for a majority of its systems to reflect the estimated aggregate changes in such costs.

The Company believes that it has materially complied with all provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions which have chosen not to certify, refunds covering a one-year period on basic service may be ordered if the Company is regulated at a later date and is unable to justify its rates through a benchmark or cost-of-service filing. During the nine month period ended September 30, 1996, there were no rate refunds issued. There are, however, certain CPST rate complaints still pending at the FCC. Reviews involving two of the Company's systems totaling approximately 75,000 customers have been completed in which the FCC found no errors in the Company's rate calculations. As a result, the related complaints were denied. If the FCC, through its pending reviews, determines that the Company's CPST rates are unreasonable, it has the authority to order the Company to reduce such rates and to refund to customers any overcharges with interest occurring from the filing date of the rate complaint at the FCC. The amount of refunds, if any, which may be payable by the Company in the event that these systems' rates are successfully challenged is not currently estimable.

Because the FCC has not yet resolved pending rate complaints involving the Company and because franchise authorities may certify in the future, the overall impact of these regulations and other provisions of the 1992 Cable Act cannot be determined at this time, nor can the ultimate provisions of the 1996 Telecom Act and its effect on the Company's business be determined.

                  PART II - OTHER INFORMATION


Item 1 - Legal Proceedings
--------------------------

There were no material legal proceedings instituted during the nine months ended September 30, 1996 to which the Company is a party or of which any of its property is subject.

Item 2 - Changes in Securities
------------------------------

None

Item 3 - Defaults Upon Senior Securities
----------------------------------------

None

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

Item 5 - Other Information
--------------------------

None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)     Exhibits

        Included in this report:

        Exhibit:

         27.1 Financial Data Schedule (supplied for the information of the Commission)

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



                      MARCUS CABLE COMPANY, L.P.
                      (Registrant)

                      By:  Marcus Cable Properties, L.P., its general partner,

                        By:  Marcus Cable Properties, Inc., its general partner,

November 14, 1996               By:  /s/ Jeffrey A. Marcus
                                     Jeffrey A. Marcus
                                Its: President and Chief Executive Officer


                                By:  /s/ Thomas P. McMillin
                                     Thomas P. McMillin
                                Its: Senior Vice President and
                                     Chief Financial Officer



                      MARCUS CABLE OPERATING COMPANY, L.P.
                      (Registrant)

                      By:  Marcus Cable Company, L.P., its general partner,

                       By:  Marcus Cable Properties, L.P., its general partner,

                       By:  Marcus Cable Properties, Inc., its general partner,

November 14, 1996               By:  /s/ Jeffrey A. Marcus
                                     Jeffrey A. Marcus
                                Its: President and Chief Executive Officer


                                By:  /s/ Thomas P. McMillin
                                     Thomas P. McMillin
                                Its: Senior Vice President and
                                     Chief Financial Officer

                      MARCUS CABLE CAPITAL CORPORATION
                      (Registrant)

November 14, 1996                By:  /s/ Jeffrey A. Marcus
                                      Jeffrey A. Marcus
                                 Its: President and Chief Executive Officer


                                 By:  /s/ Thomas P. McMillin
                                      Thomas P. McMillin
                                 Its: Senior Vice President and
                                      Chief Financial Officer



                      MARCUS CABLE CAPITAL CORPORATION II
                      (Registrant)

November 14, 1996                 By:  /s/ Jeffrey A. Marcus
                                       Jeffrey A. Marcus
                                  Its: President and Chief Executive Officer


                                  By:  /s/ Thomas P. McMillin
                                       Thomas P. McMillin
                                  Its: Senior Vice President and
                                       Chief Financial Officer



                      MARCUS CABLE CAPITAL CORPORATION III
                      (Registrant)

November 14, 1996                  By:  /s/ Jeffrey A. Marcus
                                        Jeffrey A. Marcus
                                   Its: President and Chief Executive Officer


                                   By:  /s/ Thomas P. McMillin
                                        Thomas P. McMillin
                                   Its: Senior Vice President and
                                        Chief Financial Officer