Form 10-K
period 1996-12-31
MARCUS CABLE CO LP; MARCUS CABLE CAPITAL CORP; MARCUS CABLE OPERATING CO LP; MARCUS CABLE CAPITAL CORP II; MARCUS CABLE CAPITAL CORP III
filed 1997-03-28
CIK 910629, 910630, 926329, 926332, 947184

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-K

[ ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For the fiscal year ended December 31, 1996
                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to

Commission File Numbers:  33-67390 & 33-81088 & 33-93808, 33-81088-01,
            33-67390-01, 33-81088-02 and 33-93808-01

                    MARCUS CABLE COMPANY, L.P.
              MARCUS CABLE OPERATING COMPANY, L.P.
                 MARCUS CABLE CAPITAL CORPORATION
              MARCUS CABLE CAPITAL CORPORATION II
              MARCUS CABLE CAPITAL CORPORATION III

   (Exact names of registrants as specified in their charters)

          Delaware                               75-2337471
          Delaware                               75-2546077
          Delaware                               75-2495706
          Delaware                               75-2546713
          Delaware                               75-2599586
 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)             Identification No.)

2911 Turtle Creek Boulevard, Suite 1300
          Dallas, Texas                      75219
 (Address of principal executive offices     (Zip Code)
                          (214) 521-7898
       (Registrant's telephone number, including area code)


Securities Registered Pursuant to Section 12(b) of the Act:  None
Securities Registered Pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes                 No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     There is no established trading market for any of the registrants' voting securities. As of the date of this report, there were 1,000 shares of common stock of Marcus Cable Capital Corporation and 1,000 shares of common stock of Marcus Cable Capital Corporation III outstanding, all of which are owned by Marcus Cable Company, L.P., and 1,000 shares of common stock of Marcus Cable Capital Corporation II outstanding, all of which were owned by Marcus Cable Operating Company, L.P.

Documents incorporated by reference:  None


                    MARCUS CABLE COMPANY, L.P.
              MARCUS CABLE OPERATING COMPANY, L.P.
                MARCUS CABLE CAPITAL CORPORATION
              MARCUS CABLE CAPITAL CORPORATION II
              MARCUS CABLE CAPITAL CORPORATION III

                 1996 ANNUAL REPORT ON FORM 10-K

                        Table of Contents
                                                                Page
          Definitions. . . . . . . . . . . . . . . . . . . . . . . .3

                               Part I

Item 1.   Description of Business. . . . . . . . . . . . . . . . . .5

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . 21

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . 22

Item 4.   Submission of Matters to a Vote of Security Holders. . . 22

                               Part II

Item 5.   Market for Registrants' Common Equity and
               Related Stockholder Matters . . . . . . . . . . . . 23

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . 23

Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . 24

Item 8.   Financial Statements and Supplementary Data. . . . . . . 29

Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . 29

                               Part III

Item 10.  Directors and Executive Officers of the Registrants. . ..30

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . 34

Item 12.  Security Ownership of Certain Beneficial Owners
               and Management. . . . . . . . . . . . . . . . . . . 36

Item 13.  Certain Relationships and Related Transactions . . . . . 38

                               Part IV

Item 14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K . . . . . . . . . . . . . . . . 38

                            DEFINITIONS

When used herein, the following terms will have the meaning
indicated.
          Term                           Definition
11 7/8% Debentures              11 7/8%Senior Debentures, due October
                                1, 2005, which are obligations of MCC
                                and Capital
13 1/2% Notes                   13 1/2% Senior Subordinated Guaranteed
                                Discount Notes, due August 1, 2004,
                                which are obligations of Operating and
                                Capital II that are guaranteed by MCC
14 1/4% Notes                   14 1/4% Senior Discount Notes, due
                                December 15, 2005, which are
                                obligations of MCC and Capital III
1984 Cable Act                  Cable Communications Policy Act of 1984
1992 Cable Act                  Cable Television Consumer Protection
                                and Competition Act of 1992
1996 Telecom Act                Telecommunications Act of 1996
ASCAP                           American Society of Composers, Authors
                                and Publishers
BMI                             Broadcast Music, Inc.
BST                             Basic Service Tier
Cable Acts                      The 1984 Cable Act and the 1992 Cable
                                Act
CALP                            Cencom of Alabama, L.P.
CALP Acquisition                The August 31, 1995 acquisition of
                                remaining CALP ordinary limited
                                partnership interests, redemption of
                                all CALP special limited partnership
                                interests and retirement of CALP's
                                senior bank debt
CALP Agreement                  The management agreement between
                                Operating and CALP, which terminated on
                                August 31, 1995
CALP Systems                    Certain cable systems in areas
                                surrounding Birmingham, Alabama which
                                were purchased in the CALP Acquisition
Capital                         Marcus Cable Capital Corporation
Capital II                      Marcus Cable Capital Corporation II
Capital III                     Marcus Cable Capital Corporation III
Communications Act              Communications Act of 1934
Company                         Marcus Cable Company, L.P. and
                                subsidiaries
CPST                            Cable Programming Service Tier
Crown                           Crown Media, Inc.
Crown Acquisition               The January 18, 1995 purchase of the
                                Crown Systems
Crown Systems                   Certain cable television systems in
                                Wisconsin and Minnesota purchased from
                                Crown
DBS                             Direct Broadcast Satellites
Delaware/Maryland Systems       Certain cable television systems
                                located in and around Harrington,
                                Delaware and Cambridge, Maryland which
                                were purchased in 1992
EBITDA                          Earnings Before Interest, Taxes,
                                Depreciation and Amortization
FCC                             Federal Communications Commission
Fiberlink                       Marcus Fiberlink, L.L.C.
Frankfort Acquisition           The July 31, 1996 purchase of the
                                Frankfort System
Frankfort System                Certain cable television system in and
                                around Frankfort, Indiana purchased
                                from Frankfort Cable Communications,
                                Inc.
Futurevision Acquisition        The July 8, 1996 purchase of the
                                Futurevision System
Futurevision System             Certain cable television system in and
                                around Brookhaven, Mississippi
                                purchased from Futurevision Cable
                                Systems of Brookhaven
General Partner                 Marcus Cable Properties, L.P.
Goldman Sachs                   Goldman, Sachs & Co.
HFC                             Hybrid Fiber Coax
HSD                             Home Satellite Dish
JEDI                            Jefferson Eastern-Dane Interactive
LEC                             Local Exchange Carrier
LFA                             Local Franchising Authorities
LIBOR                           London InterBank Offered Rate
LMDS                            Local Multipoint Distribution Services
Management Company              Marcus Cable Management, Inc.
Maryland Cable                  Maryland Cable Partners, L.P.
Maryland Cable Agreement        The management agreement between
                                Operating and Maryland Cable
Maryland Cable System           Cable system owned by Maryland Cable
                                (also the "Managed System")
MCC                             Marcus Cable Company, L.P.
MCA                             Marcus Cable Associates, L.P.
MCALP                           Marcus Cable of Alabama, L.P. (formerly
                                "CALP")
MCDM                            Marcus Cable of Delaware and Maryland,
                                L.P.
MCP                             Marcus Cable Partners, L.P.
MCPI                            Marcus Cable Properties, Inc.
MMDS                            Multichannel, Multipoint Distribution
                                Service
Moses Lake System               Certain cable system in the state of
                                Washington which was sold on October
                                11, 1996
MSO                             Multiple System Operator
MPTC                            Morain Park Technical College
MVPD                            Multichannel Video Programming
                                Distributors
NPT                             New Product Tier
Operating                       Marcus Cable Operating Company, L.P.
Operating Partnerships          MCP, MCDM, MCALP and MCA
OVS                             Open Video System
Owned Systems                   All cable television systems owned by
                                the Company
PCS                             Personal Communications Services
RBOC's                          Regional Bell Operating Companies
Sammons                         Sammons Communications, Inc. and
                                certain of its subsidiaries
Sammons Acquisition             The November 1, 1995 purchase of the
                                Sammons Systems
Sammons Systems                 Certain cable television systems
                                purchased from Sammons
San Angelo Systems              Certain cable television systems in and
                                around San Angelo, Texas which were
                                divested on June 30, 1995
Senior Credit Facility          $1,100,000,000 Credit Agreement among
                                Operating, MCC, Banque Paribas, Chase
                                Manhattan Bank, Citibank, N.A., The
                                First National Bank of Boston, Goldman
                                Sachs, Union Bank and certain other
                                lenders referred to therein, dated as
                                of August 31, 1995 and as amended on
                                March 31, 1997
SFAS                            Statement of Financial Accounting
                                Standard
SMATV                           Satellite Master Antenna Television
Star Acquisition                The July 29, 1994 purchase of the Star
                                Systems
Star                            Star Cablevision Group
Star Systems                    Certain cable television systems
                                purchased from Star
Weatherford Acquisition         The January 11, 1996 purchase of the
                                Weatherford System
Weatherford System              Certain cable television system in
                                Weatherford, Texas purchased from C & R
                                Investments Corporation

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

a)     General Development of Business

General

  MCC is a Delaware limited partnership formed for the purpose of acquiring, operating and developing cable television systems in primarily small to medium sized communities within suburban and rural markets. MCC derives its main source of revenues from providing various levels of cable television programming and services to residential and business customers. During 1996, other revenues were also derived from providing management services to cable systems owned by third parties. Since its formation in 1990, MCC has increased in size through internal growth and acquisitions, and is now the ninth largest cable system operator in the United States, with owned and managed systems serving approximately 1,267,500 basic customers in 18 states as of December 31, 1996.

  MCC's operations are conducted through Operating, an operating holding company in which it serves as a general partner and in which it owns a greater than 99.00% interest. Operating in turn conducts its operations through the Operating Partnerships, in which it, directly or indirectly, serves as a general partner and owns a greater than 99.00% interest.
Owned Systems

  The Company began acquiring cable television systems in 1990 primarily in the state of Wisconsin. Since such time, the Company has continued to expand through additional acquisitions and in 1995, MCC completed several acquisitions of cable television system assets serving approximately 950,000 customers. As of December 31, 1996, its Owned Systems passed approximately 1,863,300 homes and served approximately 1,181,300 basic customers, who subscribed for approximately 666,700 premium units.

Managed System

  Maryland Cable, which is controlled by an affiliate of Goldman Sachs, entered into the Maryland Cable Agreement with Operating, beginning September 30, 1994, whereby Operating managed the Maryland Cable System which serves customers in and around Prince Georges County, Maryland. Under the Maryland Cable Agreement, the Company earns a management fee, payable monthly, equal to 4.7% of the revenues of Maryland Cable. During 1996, the Company earned approximately
$2,335,000 pursuant to such agreement.   At December 31, 1996, the
Maryland Cable System passed approximately 148,500 homes and served approximately 86,200 basic customers who subscribed for approximately 75,700 premium service units.

  Effective January 31, 1997, the Maryland Cable systems were sold to Jones Communications of Maryland, Inc. Under the Maryland Cable Agreement, Operating was granted rights to an incentive management fee if the Maryland Cable System sold above certain threshold amounts. In conjunction with the sale, Operating recognized an incentive management fee of $4,083,000 in January 1997. Additional incentive management fees may be recognized upon finalization of the purchase price adjustment, anticipated to occur during the second quarter of 1997 and upon dissolution of the partnership, anticipated to occur during the first quarter of 1998. Although Operating is no longer involved in the active management of those cable television systems, Operating has entered into an agreement with Goldman Sachs to oversee the activities, if any, of Maryland Cable through the liquidation of the partnership. Pursuant to such agreement, Operating will earn a monthly fee ranging from $25,000 to $50,000.

Recent Developments

General

Fiberlink

  Fiberlink is an entity formed for the purpose of developing the infrastructure necessary to foster distance education networks and other forms of point-to-point transmission services in the Company's service areas. Fiberlink currently has two distance education networks in operation, MPTC and JEDI. The MPTC Distance Education Network is a two-way fully interactive system which allows students and educators to interact from three separate campuses. The JEDI Distance Education Network provides a network which delivers voice, video and data transmission to nine high schools in Jefferson and Dane Counties, Wisconsin and to three campuses of the Madison Area Technical College system. The Company is currently pursuing similar arrangements with various educational institutions and with utility providers.

Acquisitions

Frankfort Acquisition

  On July 31, 1996, the Company acquired the assets of Frankfort
Cable Communications, Inc. for an aggregate purchase price of approximately $6,700,000. The Frankfort System provides service to approximately 5,300 basic customers in and around Frankfort, Indiana, located near the Company's other operations in Indiana.

Futurevision Acquisition

  On July 8, 1996, the Company acquired the assets of Futurevision Cable Systems of Brookhaven for an aggregate purchase price of approximately $2,600,000. The communities served by the Futurevision System are located in and around the Company's operations in Mississippi. The Futurevision System provides service to approximately 2,400 basic customers.

Weatherford Acquisition

  On January 11, 1996, the Company acquired the assets of the Weatherford System for an aggregate purchase price of approximately $875,000. The Weatherford System provides service to approximately 700 basic customers contiguous to the Company's existing system in Weatherford, Texas.

Sammons Acquisition

  On November 1, 1995, the Company acquired the assets of the Sammons Systems serving approximately 664,700 basic customers in Alabama, California, Connecticut, Georgia, Illinois, Indiana, Kentucky, Louisiana, Mississippi, North Carolina, Oklahoma, Tennessee, Texas, Virginia and Washington, for a purchase price of $961,701,000, plus direct acquisition costs of $31,187,000, and less assumed liabilities of $4,524,000.

CALP Acquisition

  On August 31, 1995, the Company acquired all remaining CALP ordinary limited partnership interests held by outside parties in exchange for convertible preference units of MCC with a $15,000,000 distribution preference and caused the redemption of all outstanding CALP special limited partnership interests and the retirement of all
outstanding bank indebtedness of CALP for $138,280,000 in cash.   The
Company had previously acquired the CALP general partnership interest and certain of the CALP ordinary limited partnership interests from Crown in September 1994 and January 1995, respectively.

Crown Acquisition

  Effective January 1, 1995, the Company acquired the assets of the Crown Systems, serving approximately 193,300 basic customers in Wisconsin, and certain CALP ordinary limited partnership interests held by Crown for an aggregate purchase price of $331,717,000. The communities served by the Crown Systems were adjacent to the Company's
other  operations in Wisconsin.   The Company believes that its systems
in Wisconsin represent the largest concentration of system locations in the state.

Divestitures

Moses Lake Divestiture

  On October 11, 1996, the Company completed the sale of its cable television systems serving approximately 12,700 customers in the state of Washington for a sales price of approximately $20,638,000, net of selling costs of $310,000. The sales price resulted in a gain on the sale of approximately $6,442,000.

San Angelo Divestiture

  On June 30, 1995, the Company completed the divestiture of its San Angelo Systems which served approximately 32,000 basic customers in and around San Angelo, Texas for a sales price of $65,037,000, net of selling costs of $809,000. The sales price resulted in a gain on the sale of approximately $26,409,000.

  The decision to divest both the Moses Lake and San Angelo Systems was made as part of the Company's strategy to trade or sell properties that do not meet its strategic clustering objectives.

The following table illustrates the Company's growth over the last five years: (includes both owned and managed systems)

                 Homes       Basic     Basic        Premium   Premium Unit
                 Passed    Customers Penetration     Units    Penetration
December 31:                             (1)                       (2)
  1992           209,979    138,274     65.8%        81,257       58.8%
  1993           209,549    141,323     67.4%        97,944       69.3%
  1994           322,842    222,735     69.0%       156,656       70.3%
  1995         1,980,727  1,239,203     62.6%       726,988       58.7%
  1996         2,011,820  1,267,520     63.0%       742,436       58.6%

(1)    Basic service customers as a percentage of homes passed.
(2)    Premium service units as a percentage of basic service customers.  A customer may purchase more than one premium service, each of which is counted as a separate premium service unit.  This ratio may be greater than 100% if the average customer subscribes for more than one premium service.

b)     Financial Information About Industry Segments

  The Company operates solely in the cable television industry and all revenues are derived from that industry.

c)     Narrative Description of Business

The Cable Television Industry

  A cable television system receives television, radio and data signals that are transmitted to the system's headend site by means of off-air antennae, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial and fiber optic cable, to customers who pay a fee for this service. Cable systems may also originate their own television programming and other information services for distribution through the system. Cable television systems generally are constructed and operated pursuant to nonexclusive franchises or similar licenses granted by local governmental authorities for a specified term of years.

  Cable television systems offer customers various levels (or
"tiers") of basic cable services consisting of off-air television signals of local network, independent and educational stations, a limited number of television signals from so-called superstations originating from distant cities, various satellite-delivered, nonbroadcast channels (such as CNN, MTV, USA, ESPN and TNT), and certain programming originated locally by the cable system (such as public, governmental and educational access programs) and informational displays featuring news, weather, stock market and financial reports and public service announcements. Cable systems also typically offer premium television services to their customers for an extra monthly charge. These services (such as HBO, Showtime, The Disney Channel and regional sports networks) are satellite-delivered channels consisting principally of feature films, live sports events, concerts and other special entertainment features, usually presented without commercial interruption.

  A customer generally pays an initial installation charge and fixed monthly fees for basic and premium television services and for other services (such as the rental of home terminal devices and remote control units). Such monthly service fees constitute the primary source of revenues for cable television systems. In addition to customer revenues from these services, cable systems generate revenues from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. Cable systems also offer home shopping services to their customers, a service which pays the systems a share of revenues from sales of products in the systems' service areas. The cable television industry is changing rapidly due to new technology. Distributing traditional cable television programming is only one aspect of the industry, as potential opportunities to expand into Internet access, telephone, educational and entertainment services on an interactive basis continue to develop.

Business Strategy

Operating Overview

  The Company's owned and managed cable television systems are operated in six geographic areas as follows: (1) North Central (Wisconsin and Minnesota); (2) Southeast (Alabama, Georgia, North Carolina, Tennessee, Kentucky and Mississippi); (3) Southwest (Texas and Oklahoma); (4) East (Delaware, Maryland, Virginia and Connecticut);
(5) Midwest (Indiana and Illinois); and (6) West (California). The table below sets forth certain operating statistics for these six regions as of December 31, 1996:

                           OPERATING DATA

Region           Homes      Basic        Basic       Premium     Premium
                 Passed    Customers  Penetration     Units    Penetration
                  (1)         (2)         (3)          (4)         (5)
North Central    607,529    385,303      63.4%       254,220       66.0%
Southeast        352,908    252,466      71.5%       101,356       40.2%
Southwest        408,058    187,761      46.0%       128,666       68.5%
East (6)         279,090    175,140      62.8%       125,061       71.4%
Midwest          177,621    139,138      78.3%        74,994       53.9%
West             186,614    127,712      68.4%        58,139       45.5%

Total Owned
 and Managed   2,011,820  1,267,520      63.0%       742,436       58.6%

(1)    Homes passed refers to estimates by the Company of the approximate number of dwelling units in a particular community that can be connected to the Company's cable television distribution system without any further extension of principal transmission lines.
(2)    A home with one or more television sets connected to a cable system is counted as one basic customer.  Bulk accounts are included on a "basic customer equivalent" basis in which the total monthly bill for the account is divided by the basic monthly charge for a single outlet in the area.
(3)    Basic customers as a percentage of homes passed.
(4)    Premium units include single channel services offered for a monthly fee per channel.  A customer may purchase more than one premium service, each of which is counted as a separate premium service unit.
(5)    Premium units as a percentage of basic customers.  A customer may purchase more than one premium service, each of which is counted as a separate premium service unit.  This ratio may be greater than 100% if the average customer subscribes for more than one premium service.
(6)    Includes the Maryland Cable System, which at December 31, 1996 passed 148,521 homes and served 86,227 basic customers who subscribed for 75,734 premium units.
</FM>

General Strategy

  The Company's business strategy focuses on three principles: (i) forming regional clusters of cable television systems through strategic acquisitions, internal growth and divestitures of non-strategic assets,
(ii) promoting internal growth and enhanced operating and financial performance by streamlining operations in newly clustered systems and applying innovative marketing techniques and (iii) upgrading systems and employing state-of-the-art technology to enhance existing service and to develop, on a cost-effective basis, ancillary revenue streams. This strategy was first employed by expanding the originally acquired cable television systems in Wisconsin through strategic acquisitions and internal growth. Upon completion of the Star and Crown Acquisitions and the successful integration of their operations, the Company's operations in that state more than tripled in size and the Company is now the largest cable operator in Wisconsin.

  The November 1995 purchase of the Sammons Systems elevated the Company's standing to the ninth largest MSO in the United States. The purchase expanded the Company's operations from five states to nineteen states. The Company developed an operating strategy to facilitate this integration, which included (i) establishing a high-performance sales and customer service culture; (ii) consolidating regional operations;
(iii) launching innovative programming packages and sales and marketing programs; and (iv)investing in and deploying hybrid fiber-coaxial plant with advanced analog home terminal devices. The successful integration of the Sammons Systems has allowed the Company to continue to take advantage of operational synergies due to its increased size and visibility in the industry.

  As part of this acquisition integration, the Company underwent a departmental restructuring, dividing managerial responsibilities into regional system groups. At the corporate level and within each of the regional system groups, several initiatives to grow revenues and reduce operating expenses were undertaken which have improved the acquired systems operating performance. The Company's objective is to increase the value of its systems and to increase system cash flow through the following business strategies.

  Emphasis on Regional Clusters and Growth Through Acquisitions.
The Company has followed a systematic approach in acquiring, operating and developing cable television systems based on the principle of increasing operating cash flow while maintaining a high quality standard of service. A key element of the Company's strategy is building regional clusters of cable television systems in proximity to its existing systems or of sufficient size to serve as cores for new operating regions.

  The Company's historical growth pattern illustrates this strategy.
In 1990, the Company acquired cable television systems in the Wisconsin area and in 1992, purchased systems in Texas and in the Delaware/Maryland area. In 1994, the Company added to its systems in Wisconsin through the acquisition of the Star Systems in Wisconsin and Minnesota. The Crown Acquisition, in January 1995, further strengthened the Company's position, making it the largest cable television operator in Wisconsin. The November 1995 purchase of the Sammons Systems more that doubled the size of the Company and significantly expanded the areas served by the Company.

  Each of these acquisitions involved selected groups of cable television systems which the Company believed had the potential for increased basic and premium customer penetration and for growth in operating cash flow and operating margins. The Company believes that increasing its operating scale through strategic acquisitions, as well as through internal growth, enhances its ability to reduce its programming costs, develop new technologies, offer new services and improve operating margins, and thus improve its long-term competitiveness.

     In addition, the Company's specific focus on Wisconsin provided it with further opportunities to improve operating performance by eliminating duplicative positions and excess office locations, creating regional customer service centers and centralizing signal distribution facilities and consolidating corporate support functions, including accounting, billing, marketing, technical and administration services. The Sammons Acquisition offered the Company an opportunity to increase system cash flow through the introduction of value-added programming packages and additional channel launches in systems which had been previously undermarketed and underdeveloped.

     The Company believes that, as a result of its clustering strategy, it has recognized and will continue to recognize benefits through reduced operating costs as a result of economies of scale. The Company has also recognized economies of scale as a result of its increased size, including programming cost savings and increased discounts on equipment purchases.

     Future expansion efforts are expected to focus on acquiring or swapping systems in proximity to existing operations, with the strategic goal of forming or expanding clusters of systems to permit the operating efficiencies and economies of scale similar to those achieved by the Company in Wisconsin. Opportunistic divestitures, in areas where consolidation opportunities do not exist, are also considered. The Company's decision to divest the Moses Lake and San Angelo Systems, which presented limited clustering opportunities for the Company, is illustrative of this strategy.

     System Operations. Upon completion of an acquisition, the Company generally implements extensive management, operational and organizational changes designed to enhance operating cash flow and operating margins, while promoting superior customer service and strong community relations. After consolidating acquired systems with existing ones, the Company selectively upgrades the cable plant to allow for the offering of additional programming and services. The Company then seeks to add customers and increase revenue per customer by aggressively marketing innovative basic, tier and premium service packages and by developing ancillary sources of revenue, such as local spot advertising and pay-per-view programming. The Company has been successful in increasing revenues in its acquired systems through the introduction of multiple premium service packages that emphasize customer value and enable the Company to take advantage of the programming agreements offering cost incentives based on premium service unit growth. The Company's customer and revenue growth, in combination with economies of scale and other operating cash flow and operating margins of clusters of systems, has enabled the Company to increase operating cash flow and operating margins of its existing systems. At the same time, the Company has a decentralized and locally responsive management structure which provides significant management experience and stability and allows the Company to respond more effectively to the specific needs of the communities it serves.

  Locally Responsive Management. The Company's operations are grouped on a regional basis into geographic areas in order to allow the flexibility and response of decentralized management. At the same time, the systems are combined to benefit from the Company's critical mass and economies of scale in such areas as programming and marketing. The combined operations are grouped into operating areas consisting of six geographic regions as follows: (1) North Central (Wisconsin and Minnesota); (2) Southeast (Alabama, Georgia, North Carolina, Tennessee, Kentucky, Louisiana and Mississippi); (3) Southwest (Texas and Oklahoma); (4) East (Delaware, Maryland, Virginia and Connecticut); (5) Midwest (Indiana and Illinois); and (6) West (California).

  Innovative Marketing. The Company seeks to add customers and increase its revenue per customer by aggressively marketing innovative basic, tier and premium cable service packages and by developing ancillary sources of revenue through local spot advertising sales and pay-per-view programming. The Company believes that it has benefitted and will continue to benefit from its aggressive marketing strategy. The Company's systems typically offer a choice of two tiers of basic cable television programming service: a broadcast basic programming tier (consisting generally of network and public television signals available over-the-air in the franchise community and "superstation" signals) and a satellite programming tier (consisting primarily of satellite-delivered programming such as CNN, USA, ESPN and TNT). Approximately 96% of the Company's customers subscribed to both tiers of basic service as of December 31, 1996.

  The Company also offers premium programming services, both on an a la carte basis and as part of premium service packages. The former service is designed to increase consumer options while the latter is designed to enhance customer value and enable the Company to take advantage of programming agreements offering cost incentives based on premium service unit growth. The Company has successfully promoted innovative premium service packages, such as its Maximum Value Package program where customers are offered combinations of premium television services such as HBO, Cinemax and Showtime as a package for a discounted price, throughout all of its systems. Overall premium service penetration has increased significantly in systems where such packages have been introduced by the Company.

  The Company has been and expects to continue to be successful by actively marketing its services through direct mail, advertising, telemarketing and door-to-door selling campaigns. The Company also seeks to add customers by extending its cable plant to new housing developments once a potential for a significant number of additional customers is exhibited. Through its marketing efforts, the Company strives to attract and retain customers in order to increase its market penetration.

  Customer Service and Community Relations. The Company is dedicated to providing superior customer service and fostering strong community relations in the towns and cities served by its cable television systems. As part of this effort, the Company places special emphasis on the personal and professional growth of its employees, which includes a strong commitment to, and investment in, training.
All of the Company's employees receive extensive training in customer service, sales and customer retention skills on a regular basis from outside professionals and qualified management personnel. Technical employees are encouraged to enroll in courses available from the National Cable Television Institute and attend regularly scheduled on-site seminars conducted by equipment manufacturers to keep pace with the latest technological developments in the cable television industry. The Company believes that all of these training programs improve the overall quality of employee workmanship in the field, resulting in fewer service calls from customers, improved cable television picture and product quality and greater system reliability. The Company also utilizes surveys, focus groups and other research tools as another part of its effort to determine and respond to the needs of its customers.

  The Company seeks to further develop its community relations by participating in charitable activities and other community affairs in the towns and cities served by its cable television systems. In addition to the Company's commitment to training its own employees, the Company places a special emphasis on education in the communities it serves and regularly awards scholarships to customers who intend to pursue courses of study related to the communications field. The Company has demonstrated its commitment to education through its active involvement in the Cable in the Classroom program, where cable television companies throughout the United States provide schools with cable television service free of charge. The Company also supports numerous local charities and community causes through marketing promotions to raise money and supplies for persons in need. Recent charity affiliations have included campaigns for Toys for Tots, local food banks and volunteer fire and ambulance corps.

     Technology. The Company strives to maintain high technological standards in its cable television systems on a cost-effective basis and is constantly upgrading its cable plant to achieve this goal. Subsequent to acquiring systems, in addition to implementing extensive management, operational and organizational changes designed to enhance operating cash flow and promote customer service and community relations, the Company selectively upgrades the cable plant of such systems to increase channel capacity and expand the number and variety of services available to its customers. The Company may also seek to deploy fiber optic technology, which is capable of carrying hundreds of video, data and voice channels, in its systems during the system upgrade process. The Company continually monitors and evaluates new technological developments on the basis of its ability to make optimal use of its existing assets and to anticipate the introduction of new services and program delivery capabilities. Currently, the Company intends to systematically rebuild its cable systems so that within the next three years substantially all existing systems will have a bandwidth of between 450 MHz and 860 MHz. This program should enable the Company to deliver technological innovations to its customers as such services become commercially viable.

     For fiscal year 1997, the Company is projecting approximately $167,000,000 of capital expenditures, of which $106,000,000 is directly committed to system rebuilds and upgrades. The capital expenditures projected for 1997 will provide, among other benefits, a substantial increase in channel capacity. This will permit the Company to offer additional programming through the expansion of existing product tiers, the introduction of new product tiers, the multiplexing of premium services and the offering of additional pay-per-view channels.

     The Company has undertaken a program that will upgrade substantially all of its plant facilities to a minimum bandwidth of 450 MHz by the end of 1999. As part of this program, certain systems, such as those serving the areas in and around Ft. Worth/Tarrant County (Texas), Glendale/Burbank (California) and suburban Birmingham, Alabama, together with selected systems in Wisconsin, Indiana, Tennessee and other states in which the Company operates cable systems, are being upgraded to 750 MHz or 860 MHz with two-way communication capabilities. The Company's network architecture combines two design criteria: (1) copper reach of the coaxial cable portion of the plant which is defined as delivering a carrier to noise specification of 48 dB and is generally limited to less than an 8,500 foot radius from an optical node and (2) an optical node limited to serving no greater than 500 homes with excess fiber capacity to allow for further reducing the number of customers served from each node. This architecture insures a highly reliable network that, when coupled with an active return path, is capable of supporting both analog and digital interactive services, including the deployment of cable modems.

     In addition to expanding revenue opportunities, upgrading network architecture serves to enhance picture quality and system reliability, reduce operating costs and improve overall customer satisfaction. As of December 31, 1996, the average channel capacity of the Owned Systems is approximately 65 analog channels with approximately 25% of the customers served by systems with 550 MHz or greater bandwidth capacity and approximately 76% of the customers served by systems that utilize addressable technology. The Company's current plan contemplates that by the end of 1997, its systems will have an average capacity of approximately 78 analog channels with approximately 43% of the customers being served by systems with 550 MHz or greater bandwidth capacity, warehoused digital spectrum of up to 200 MHz in systems serving approximately 28% of the Company's customers and approximately 83% of the customers served by systems that utilize addressable technology.

     Through the upgrade of its cable plant, including the utilization of addressable technology and fiber optic cable, the Company seeks to position itself to benefit from the further development of advertising, pay-per-view and home shopping services, as well as anticipated future services such as video-on-demand and other interactive applications. This advanced broadband platform has allowed the Company to enter into arrangements to provide video and data transmission services to various educational institutions and to pursue similar arrangements with utility providers. For example, in March 1995, the Company, together with a neighboring cable television operator, was selected to create a two-way broadband fiber network to connect 12 school districts in south central Wisconsin as part of a "distance education" project. The fiber network allows live interaction among classrooms in various locations. The Company was also awarded a contract to connect the main campus of a technical college in the Fond du Lac, Wisconsin area to two remote campuses in West Bend and Beaver Dam. These projects will accelerate the rate at which the Company is able to build a technologically advanced fiber network through shared funding with various third parties. The Company, together with several public utilities, is also exploring certain applications of its cable plant for digital meter reading and electronic load monitoring applications which would provide "real time" power usage information and would assist the utilities in monitoring and distributing power in times of peak demand.

     In addition to allowing for increased channel offerings, the expanded bandwidth of the upgraded systems creates the optimal medium for transmitting vast amounts of information at high speed. Cable modem technology enables data traffic to be carried at rates up to 100 times faster than current telephone modems. Most current Internet users are accessing the network through narrow band telephony technology. This telephony technology severely limits the types of content and services that can be effectively utilized. The high speed capabilities of cable modems eliminate the current data bottle necks and will "free up" users. The Company currently is testing the capabilities of cable modems and its HFC network in one of its Dallas area systems. This test is utilizing a 750 MHz system to provide high speed Internet access to several customers. In addition to implementing the technical and operational steps in deploying high speed data modems utilizing HFC plant, the Company plans to explore various products and services that can be offered utilizing the high speed data modems. It is anticipated that commercial deployment of the service in this system will begin in late 1997 with expanding deployment in other systems in 1998.

Competition

     Cable television systems face competition from alternative methods of receiving and distributing television signals such as DBS and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer services and home video products, including videotape cassette recorders. The extent to which a cable communications system is competitive depends, in part, upon the cable system's ability to provide, at a reasonable price to customers, a greater variety of programming and other communications services than those which are available off-air or through other alternative delivery sources. See " Legislation and Regulation in the Cable Television Industry."

     The 1996 Telecom Act enables local telephone companies and others to provide a wide variety of video services competitive with services provided by cable systems and to provide cable services directly to customers. Various local telephone companies currently are seeking to provide video programming services within their telephone service areas through a variety of distribution methods. Cable systems could be placed at a competitive disadvantage if the delivery of video programming services by local telephone companies becomes widespread since telephone companies may not be required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable systems under such franchises. Issues of cross-subsidization by local telephone companies of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with local telephone companies who provide video services. The Company cannot predict at this time the likelihood of success of any video programming ventures by local telephone companies or the impact on the Company of such competitive ventures.

     Cable systems generally operate pursuant to franchises granted on a nonexclusive basis. The 1992 Cable Act gives local franchising authorities jurisdiction over basic cable service rates and equipment in the absence of "effective competition", prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable systems. It is possible that a franchising authority might grant a second franchise to another company containing terms and conditions more favorable than those afforded the Company. Well-financed businesses from outside the cable industry (such as the public utilities that own the poles on which cable is attached) may become competitors for franchises or providers of competing services. The costs of operating a cable system where a competing service exists will be substantially greater than if there were no competition present. Although the potential for competition exists, there are presently only two competing systems located in each of the East and Midwest operating regions, which represent an aggregate of approximately 1,250 of the homes in the Company's franchise areas. The Company is not aware of any other company that is actively seeking local governmental franchises for areas presently served by the Company.

     Cable operators face additional competition from private SMATV systems that serve condominiums, apartment and office complexes and private residential developments. The operators of these SMATV systems often enter into exclusive agreements with building owners or homeowners' associations. Due to the widespread availability of reasonably priced earth stations, SMATV systems now offer both improved reception of local television stations and many of the same satellite-delivered program services offered by franchised cable systems. Various states have enacted laws to provide franchised cable systems access to private complexes. These laws have been challenged in the courts with varying results. Additionally, the 1984 Cable Act gives a franchised cable operator the right to use existing compatible easements within its franchise area; however, there have been conflicting judicial decisions interpreting the scope of this right, particularly with respect to easements located entirely on private property. The ability of the Company to compete for customers in residential and commercial developments served by SMATV operators is uncertain. The 1996 Telecom Act broadens the definition of SMATV systems not subject to local franchising regulation and gives cable operators greater flexibility in pricing cable services provided to customers in condominiums, apartment and office complexes and private residential developments.

     Competition for the Company's customers is likely to increase from medium power and higher power DBS that use higher frequencies to transmit signals that can be received by dish antennas much smaller in size than traditional HSDs. Primestar distributes a multi-channel programming service via a medium power communications satellite to HSDs of approximately 3 feet in diameter. DirecTv, Inc., United States Satellite Broadcasting Corporation and EchoStar Communication Corporation transmit from high power satellites and generally use smaller dishes to receive their signals. Alphastar, Inc. began offering medium power service in the second quarter of 1996. MCI Communications, Corp/News Corp has announced that it expects to commence offering high power service by the end of 1997. DBS operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable television systems. The Company expects that competition from DBS will continue to grow.

     DBS has advantages and disadvantages as an alternative means of distributing video signals to the home. Among the advantages are that the capital investment (although initially high) for the satellite and uplinking segment of a DBS system is fixed and does not increase with the number of customers receiving satellite transmissions; that DBS is not currently subject to local regulation of service and prices or required to pay franchise fees; and that the capital costs for the ground segment of a DBS system (the reception equipment) are directly related to, and limited by, the number of service customers. DBS's disadvantages presently include limited ability to tailor the programming package to the interests of different geographic markets, such as providing local news, other local origination services and local broadcast stations; signal reception being subject to line of sight angles; substantial upfront costs for customers; significant costs to customers for providing service on multiple television sets within a single home; and limited ability to locally service the customer's reception equipment.

     Although the effect of competition from these DBS services cannot be specifically predicted, it is clear there has been significant growth in DBS customers and the Company assumes that such DBS competition will continue as developments in technology continue to increase satellite transmitter power and decrease the cost and size of equipment needed to receive these transmissions.

     Another alternative method of distribution are MMDS systems, which deliver programming services over microwave channels received by customers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or pay franchise fees and are subject to fewer regulatory requirements than cable television systems. The 1992 Cable Act also ensures that MMDS systems have access to acquire all significant cable television programming services. Although there are relatively few MMDS systems in the United States currently in operation, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of wireless cable systems as an alternative means of distributing video programming, including reallocating the use of certain frequencies to these services and expanding the permissible use of certain frequencies to these services and expanding the permissible use of certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 analog channels, and thus compete more effectively with cable television. Developments in digital compression technology will significantly increase the number of channels that can be made available from MMDS. Further, in 1995, several large telephone companies acquired significant ownership in numerous MMDS companies. This infusion of money into the MMDS industry was expected to accelerate its growth and its competitive impact. However, in 1996, telephone company backing of MMDS appeared to diminish as both Bell Atlantic and NYNEX suspended their investments in two major MMDS companies. Finally, an emerging technology, LMDS, could also pose a threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a customer's home. The potential impact of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

     Although long distance telephone companies have no legal prohibition on the provision of video services, they have historically not been providers of such services in competition with cable systems. However, such companies may prove to be a source of competition in the future. The long distance companies are expected to expand into local markets with local telephone and other offerings (including video services) in competition with the RBOCs.

     Cable-like programming can also be delivered through on-line computer services on the Internet such as CompuServe. However, due to its substandard picture quality and transmission speed, the technology of these services presently is not comparable to cable television service. The Company is unable to predict the effect of competition from on-line services on its future operations.

     Other new technologies may become competitive with nonentertainment services that cable television systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and noncommercial FM stations to use their subcarrier frequencies to provide nonbroadcast services including data transmissions. The FCC established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. The expansion of fiber optic systems by telephone companies and other common carriers are providing facilities for the transmission and distribution to homes and businesses of video services, including interactive computer-based services like the Internet, data and other nonvideo services. The FCC has held spectrum auctions for licenses to provide PCS. PCS will enable license holders, including cable operators, to provide voice and data services as well as video programming.

     Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environments are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry or on the operations of the Company.

Legislation and Regulation in the Cable Television Industry

     The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. On February 8, 1996, the President signed into law the 1996 Telecom Act. This new law alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it reduces the scope of cable rate regulation.

     The 1996 Telecom Act required the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable television regulation and may do so again. Future legislative and regulatory changes could adversely affect the Company's operations. This section briefly summarizes key laws and regulation currently affecting the growth and operations of the Company's cable systems.

     Cable Rate Regulation. The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Under the 1992 Cable Act, the incumbent cable operator can demonstrate "effective competition" by showing either low penetration (less than 30% of the local population) or the presence (measured collectively as 50% availability, 15% customer penetration) of other MVPDs. The 1996 Telecom Act expands the existing definition of "effective competition" to create a special test for a competing MVPD (other than a DBS distributor) affiliated with an LEC. There is no penetration minimum for an LEC affiliate to qualify as an effective competitor, but it must offer comparable programming services in the franchise area.

     Although the FCC establishes all cable rate rules, local government units (commonly referred to as LFAs) are primarily responsible for administering the regulation of the lowest level of cable - the BST, which typically contains local broadcast stations and public, educational, and government access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1996 Telecom Act allows operators to aggregate costs for broad categories of equipment across geographic and functional lines. This change should facilitate the introduction of new technology to a broader customer base.

     The FCC itself directly administers rate regulation of any CPST, which typically contains satellite-delivered programming. Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two complaints from local customers within 90 days of a CPST rate increase and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

     Under the FCC's rate regulations, the Company was required to reduce its BST and CPST rates in 1993 and 1994, and has since had its rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" scheme in favor of traditional cost-of-service regulation in cases where the latter methodology appears favorable. However, the FCC significantly limited the inclusion in the rate base of acquisition costs in excess of the book value of tangible assets. As a result, the Company pursued cost of service justifications in only a few cases.
The FCC has also provided operators with a mechanism to recover costs associated with a system rebuild. Using a cost-of-service approach, the amounts produced by the FCC's calculation are added to the BST & CPST rates discussed above and recovered over a 10 year period.
Premium cable service offered on a per channel or per program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product.

     The Company believes that it has materially complied with
provisions of the Cable Acts, including rate setting provisions promulgated by the FCC on April 1, 1993.  However, in jurisdictions which have chosen not to certify, refunds covering a one-year period on basic service may be ordered if the Company is regulated at a later date and is unable to justify its rates through a benchmark or cost-of-service filing. The amount of refunds, if any, which may be payable by the Company in the event that these systems' rates are successfully challenged by franchising authorities is not currently estimable.
During the year ended December 31, 1994, the Company paid total cumulative rate refunds of approximately $944,000 for 1993 and 1994 to its cable customers as a result of rate orders issued by certain franchise authorities within certain cable systems which have subsequently been sold.  During 1995, a total of approximately $25,000 was paid for rate refunds.  Additionally, there are rate complaints currently pending at the FCC concerning certain of the Company's
CPST's.  Pursuant to the re-regulation covering the time period from
September 1, 1993 through May 15, 1994, there are currently under review by the FCC 18 cost-of-service filings and two benchmark filings. Pursuant to the re-regulation covering the time period from May 1994 to the date hereof, there are 48 benchmark filings under review by the
FCC.  These pending reviews potentially affect 351,000 of the Company's
basic customers.    Reviews involving certain of the Company's systems
serving approximately 75,000 customers have been completed in which the FCC found no errors in the Company's rate calculations. As a result, the related complaints were denied. If the FCC determines that the Company's CPST rates are unreasonable, it has the authority to order the Company to reduce such rates and to refund to customers any overcharges with interest occurring from the filing date of the rate complaint at the FCC. The amount of refunds, if any, which may be required by the FCC in the event the Company's CPST rates are found to be unreasonable is not currently estimable.

     The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

     Cable Entry Into Telecommunications. The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications services. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality and consumer protection. State and local governments also retain their authority to manage the public rights-of-way. Although the 1996 Telecom Act clarifies that traditional cable franchise fees may be based only on revenues related to the provision of cable television services, it also provides that LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The 1996 Telecom Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of a franchise grant, renewal or transfer, except that LFAs can seek "institutional networks" as part of such franchise negotiations. The favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies owning the poles during a five year phase in period beginning in 2001, if the cable operator provides telecommunications services, as well as cable service over its plant.

     Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Review of the FCC's initial interconnection order is now pending before the Eighth Circuit Court of Appeals.

     Telephone Company Entry Into Cable Television. The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban and the FCC's video dialtone regulations. This will allow LECs, including the RBOCs, to compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service to a very limited number of households.

     Under the 1996 Telecom Act, an LEC providing video programming to customers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an OVS. LECs providing service through an OVS can proceed without a traditional cable franchise, although an OVS operator will be subject to general rights-of-way management regulations and can be required to pay franchise fees to the extent it provides cable services. To be eligible for OVS status, the LEC itself cannot occupy more than one-third of the system's activated channels when demand for channels exceeds supply.
Nor can it discriminate among programmers or establish unreasonable rates, terms or conditions for service.

     Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibitions remain on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition. The "rural exemption" permits buyouts where the purchased system serves an area with fewer than 35,000 inhabitants outside an urban area, and the cable system plus any other system in which the LEC has interest do not represent 10% or more of the LECs telephone service area. The 1996 Telecom Act also provides the FCC with the power to grant waivers of the buyout prohibition in cases where: (1) the cable operator or LEC would be subject to undue economic distress; (2) the system or facilities would not be economically viable; or (3) the anticompetitive effects of the proposed transaction are clearly outweighed by the effect of the transaction in meeting community needs. The LFA must approve any such waiver.

     Electric Utility Entry Into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

     Additional Ownership Restrictions. The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between television stations and cable systems. The 1996 Telecom Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted a regulation which permits cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

     Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station ("must carry") or negotiate for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consents demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Company's business. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as
WTBS). The constitutionality of the must carry requirements has been challenged and is awaiting a decision from the United States Supreme Court.

     Access Channels. LFAs can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires a cable system with 36 or more channels to designate a portion of its channel capacity (either 10% or 15%) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of these designated channel capacity, but use of commercial leased access channels has been relatively limited. In February of 1997, the FCC released revised rules which mandate a modest rate reduction and could make commercial leased access a more attractive option for third party programmers.

     "Anti-Buy Through" Provisions. Federal law requires each cable system to permit customers to purchase video programming offered by the operator on a per-channel or a per-program basis without the necessity of subscribing to any tier of service (other than the basic service tier) unless the system's lack of addressable home terminal devices or other technological limitations does not permit it to do so. The statutory exemption for cable systems that do not have the technological capability to comply expires in December 2002, but the FCC may extend that period if deemed necessary.

     Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors (such as DBS and MMDS). This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to the Company.

     Other FCC Regulations. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, customer privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards and consumer electronics equipment compatibility. The FCC is expected to impose new Emergency Alert System requirements on cable operators this year. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

     Two pending FCC proceedings of particular competitive concern involve inside wiring and navigational devices. The former rulemaking is considering ownership of cable wiring located inside multiple dwelling unit complexes. If the FCC concludes that such wiring belongs to, or can be unilaterally acquired by the complex owner, it will become easier for complex owners to terminate service from the incumbent cable operator in favor of a new entrant. The latter rulemaking is considering whether cable customers should be permitted to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

     Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (that varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is subject to continuing review and could adversely affect the Company's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

     State and Local Regulation. Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity. The 1996 Telecom Act clarified that the need for an entity providing cable services to obtain a local franchise depends solely on whether the
entity crosses public rights of way.   Federal law now prohibits
franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area. Cable franchises generally are granted for fixed terms and in many cases are terminable if the franchisee fails to comply with material provisions. Non-compliance by the cable operator with franchise provisions may also result in monetary penalties.

     The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

     Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees (limited to 5% of revenue) as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

Technology

     At December 31, 1996, approximately 76% of the Company's customers are served by systems which utilize addressable technology (i.e., systems having the capacity to offer addressable services if addressable converters are present in customer homes), and approximately 40% of the Company's customers have addressable converters. Addressable technology enables a cable television system operator to activate, from the headend site or another central location, the cable television services delivered to each customer having an addressable converter. With addressable technology, the Company can upgrade or downgrade services to a customer immediately, without the delay or expense associated with dispatching a technician to the home. Addressable technology also allows the Company to offer pay-per-view services, reduces premium service theft, and through the ability to deactivate service automatically, to disconnect delinquent customer accounts. In certain of its systems, the Company has taken active steps to remove from service older addressable converter equipment which was costly to maintain. Through this equipment replacement, the Company has enhanced customer convenience and revenue growth through increased premium service orders and simultaneously has achieved significant reductions in service costs. The Company's current plan contemplates that by the end of 1997, its systems will have an average capacity of approximately 78 analog channels with approximately 43% of the customers being served by systems with 550 MHz or greater bandwidth capacity, warehoused digital spectrum of up to 200 MHz in systems serving approximately 28% of the Company's customers and approximately 83% of the customers served by systems that utilize addressable technology.

     The Company continually monitors and evaluates new technological developments on the basis of its ability to make optimal use of its existing assets and to anticipate the introduction of new services and program delivery capabilities. The use of fiber optic cable as an enhancement to coaxial cable is playing a major role in expanding channel capacity and improving the performance of cable television systems. Fiber optic cable is capable of carrying hundreds of video, data and voice channels. To date, the Company has sought to implement fiber optic technology in portions of its systems, primarily by undertaking fiber-to-the-node upgrades. Such upgrades use fiber optic cable to carry signals from a systems's headend to multiple locations within the system reducing the need to deploy amplifiers, thereby enhancing signal quality and reducing service interruptions. The Company plans to continue to deploy fiber-to-the-node to upgrade and expand channel capacity, using both analog and digital transmission techniques, to interconnect systems and groups of systems into regional networks.

     New technological advances that are anticipated to be commercially viable in the next few years include digital compression and expanded bandwidth amplifiers, which offer cable operators the potential for a dramatic expansion of channel capacity, along with alternative communications delivery systems. As this new technology and related services become available, the Company intends to carefully assess the economic return and market demand for such technology and services in order for the Company to prudently implement additional services in the most cost-effective manner.

Programming

     The Company has various contracts to obtain basic and premium programming for its systems from program suppliers whose compensation is typically based on a fixed fee per customer. The Company's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Some program suppliers provide volume discount pricing structures or offer marketing support to the Company. In particular, the Company has negotiated programming agreements with premium service suppliers that offer cost incentives to the Company under which premium service unit prices decline as certain premium service growth thresholds are met. The Company's successful marketing of multiple premium service packages emphasizing customer value has enabled the Company to take advantage of such cost incentives.

     The Company's cable programming costs have increased in recent years and are expected to continue to increase due to system acquisitions, additional programming being provided to customers, increased cost to produce or purchase cable programming, inflationary increases and other factors. Program suppliers may continue to increase rates. However, under the new FCC rules, the cable operator may have the ability to mark up these increases by 7.5% and pass the increase on to customers. In lieu of the 7.5% markup, the Company has the right to recover up to $1.20 per customer between January 1, 1995 and 1997 for additional channels added to CPST's (not to exceed $0.20 per added channel) and up to $0.30 per customer over that same period for aggregate license fees. Beginning January 1, 1997, the cap for additional channels will increase to $1.40 and the license fee reserve will also increase. After January 1, 1998, the optional rate increase for additional channels will lapse. Although there can be no assurances, the Company believes it will continue to have access to cable programming services at reasonable prices.

     Effective April 1, 1996, the Company became a member of TeleSynergy, a cable television cooperative buying venture representing over 5,000,000 customers. Members of this cooperative benefit from lower programming costs per customer through consolidated buying efforts. The TeleSynergy membership has partially offset the increased programming costs noted above.

Franchises

     Cable television systems are generally constructed and operated under nonexclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including the provision of free service to schools and certain other public institutions; and the maintenance of insurance, indemnity bonds and customer service standards. The provisions of local franchises are subject to federal regulation under the 1984 Cable Act and the 1992 Cable Act, now consolidated under the 1996 Telecom Act.

     As of December 31, 1996, the Company operated pursuant to 751 franchises. These nonexclusive franchises provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the systems range up to a 5% federally mandated cap on gross revenues generated by a system. In substantially all of the Owned Systems, such franchise fees are passed through to the customers directly as an addition to the rates for cable television service.

     The table below illustrates the grouping of the franchises by date of expiration and presents the approximate number and percentage of basic service customers for each as of December 31, 1996.

 Year of                                          Percentage
Franchise            Number of     Number of      of Total
Expiration          Communities    Customers      Customers
Prior to 1997 (1)         60         90,954           7.2%
1997-2001                247        405,100          32.0%
2002 and after           405        733,311          57.8%
Other (2)                 39         38,155           3.0%

Total                    751      1,267,520         100.0%

(1)  All expired franchises have open extensions pending renegotiation of long-term renewals.
(2)  The Company operates a number of systems that serve multiple communities and, in some instances, portions of such systems extend into jurisdictions for which the
     Company believes no franchise is necessary.

     The 1984 Cable Act provides, among other things, for an orderly franchise renewal process where franchise renewal will not be unreasonably withheld or, if renewal is withheld, the franchise authority must pay the operator the "fair market value" for the system covered by such franchise. In addition, the 1984 Cable Act establishes comprehensive renewal procedures that require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications.

Employees

     At December 31, 1996, the Company had 2,078 full-time employees and 147 part-time employees. Approximately 220 of the employees at seven of its cable television systems are represented by a designated collective bargaining representative or under various labor agreements. The Company considers its relations with its employees to be good.

(d)  Financial Information About Foreign and Domestic Operations and
Export Sales

     MCC has neither foreign operations nor export sales.

ITEM 2.   PROPERTIES

     The Company currently operates the Owned Systems in 751 communities in Alabama, California, Connecticut, Delaware, Georgia, Indiana, Illinois, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, North Carolina, Oklahoma, Tennessee, Texas, Wisconsin and Virginia. In connection with its operation of the Owned Systems, the Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices, and owns most of its service vehicles. The Company believes that its properties, both owned and leased, are in good condition and are suitable and adequate for the Company's business operations.

     Cable television systems generally consist of four principal operating components. The first component, known as the headend facility, receives television and radio signals and other programming and information by means of special antennae, microwave relays and satellite earth stations. The second component, the distribution network, which originates at the headend and extends throughout the system's service area, typically consists of coaxial or fiber optic cables placed on utility poles or buried underground, and associated electronic equipment. The third component of the system is a drop cable, which extends from the distribution network into each customer's home and connects the distribution system to the customer's television set. The fourth component, a converter, is the home terminal device that expands channel capacity to permit reception of more than 12 channels of programming. Some systems utilize home terminal devices that can be addressed by sending coded signals from the headend over the cable network.

     The Company's cables generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The physical components of the systems require maintenance and periodic upgrading to keep pace with technological advances.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which MCC or any of its subsidiaries are a party or to which any of their respective properties are subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                               PART II

ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     There is no established public trading market for any of the registrants' equity securities. As of March 26, 1997, 27,787.2
Employee Units were outstanding. The Company believes that the Employee Units issued have no current value.


ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data presented below are derived from the audited historical financial statements of the Company. The Company's acquisitions of cable television systems during the periods for which the selected data are presented below materially affect the comparability of such data from one period to another. The data presented below should be read in conjunction with the Company's historical financial statements and the related notes thereto.

                            FINANCIAL DATA
                            (in thousands)
                           1996       1995      1994      1993     1992
Statement of
Operations Data: (1)

Revenues                 $434,507   $198,294   $64,747  $52,307   $38,310

Costs and expenses        230,214    102,024    31,453   21,849    16,104

Management fees
  and expenses (2)            ---        ---     2,165    3,617     2,224

Depreciation
  and amortization        166,429     83,723    37,412   28,633    26,652

Operating income (loss)    37,864     12,547    (6,283)  (1,792)   (6,670)

Interest expense          144,681     82,911    28,105   13,443    11,114

Net loss                 (100,070)   (52,816)  (30,610)  (9,643)  (21,323)

Balance Sheet Data:

Total assets           $1,687,550 $1,760,054  $315,217 $195,148   $206,641

Total debt
 (including
  current maturities)   1,438,471  1,407,890   327,264  195,000    162,500

Subsidiary limited
  partner interests          (246)      (246)     (246)   5,788     34,608

Partners'
  capital (deficit)       189,256    289,326   (21,290) (11,670)     4,991

Other Data:

EBITDA (3)                204,293     96,270    31,129   26,841     19,982
___________________________

(1)     All statement of operations data reflect the following acquisitions and divestitures by the Company from the date of acquisition or sale: (i) the May 1, 1992 acquisition of the
        San Angelo Systems; (ii) the October 1, 1992 acquisition of the Delaware/Maryland Systems;
        (iii) the July 29, 1994 acquisition of the Star Systems, (iv) the acquisition of the Crown
        Systems effective January 1, 1995, (v) the June 30, 1995 divestiture of the San Angelo
        Systems, (vi) the August 31, 1995 acquisition of the CALP Systems, (vii) the November 1,
        1995 acquisition of the Sammons Systems, (viii) the January 11, 1996 acquisition of the
        Weatherford System, (ix)the July 8, 1996 acquisition of the Futurevision System, (x) the
        July 31, 1996 acquisition of the Frankfort System and (xi) the October 11, 1996
        divestiture of the Moses Lake System.
(2)     Each of the then existing Operating Partnerships formerly entered into management agreements, pursuant to which each then existing Operating Partnership paid the Management
        Company a specified percentage of the revenues from the systems owned and operated by such
        Operating Partnerships, plus certain reimbursable expenses.  These agreements terminated
        July 29, 1994, in connection with the acquisition and financing of the Star Systems.
(3)     EBITDA is equal to operating income (loss) plus depreciation and amortization.  The
        Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity.  In addition, the indentures governing the 14 1/4% Notes, the 11 7/8% Debentures and the 13 1/2% Notes and
        the Senior Credit Facility contain certain covenants measured by computations substantially similar to those used in determining EBITDA.  However, EBITDA is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     In each of the past three years, the Company has generated substantially all of its revenues from monthly customer fees for basic, premium and other services (such as the rental of home terminal devices and remote control devices) and from installation income. Additional revenues were generated from pay-per-view programming, the sale of advertising and home shopping networks. Beginning in September of 1994, revenues were also generated from management fees earned in conjunction with two managed systems. On August 31, 1995, the Company purchased one of the managed systems and thus terminated the related management agreement. Effective January 31, 1997, the remaining managed system was sold. As a result of these two transactions, the Company is no longer involved in the active management of cable systems for third parties.

     The Company has experienced significant increases in revenues and EBITDA in each of the past three fiscal years. This growth was accomplished primarily through acquisitions and through internal customer growth. During 1996, the Company acquired systems serving approximately 700 basic customers in Weatherford, Texas on January 11, 1996, 2,600 basic customers in Mississippi with the Futurevision Acquisition in July, 1996 and 5,400 basic customers in Indiana with the Frankfort Acquisition on July 31, 1996. Also during 1996, the Company sold its cable television system serving approximately 12,600 customers in the state of Washington. The significant increases in revenues and EBITDA are primarily the result of the acquisitions during 1995 which increased MCC's basic customer base by approximately 950,000 basic customers with the significant portions of the increase resulting from the Crown Acquisition (193,300 customers) effective January 1, 1995, the CALP Acquisition (85,000 customers) on August 31, 1995 and the Sammons Acquisition (664,700 customers) on November 1, 1995.

     Total selling, service and system management expenses, and general and administrative expenses have also increased significantly due to the acquisitions mentioned above, growth within the Company's existing systems, increased marketing efforts and the continued development of advertising sales efforts. Until July 29, 1994, certain general and administrative services were performed on behalf of the Company by the Management Company, for which the Operating Partnerships, then in existence, paid a management fee of 5.5% of gross revenues. After that date, the employees and related expenses of the Management Company became a part of Operating, and Operating now records all overhead expenses relating to the Dallas home office and the Wisconsin regional office within selling, service and system management and general and administrative expenses, instead of management fees.

     Programming expenses have increased both in dollars and as a percentage of revenue for the past three years due to system acquisitions, additional programming being provided to customers and increased costs to produce or
purchase certain cable programming services.   However, the increase in the
Company's size has allowed the Company to recognize certain volume discounts. Effective April 1, 1996, the Company became a member of TeleSynergy, a cable television cooperative buying venture representing over 5,000,000 customers. Members of this cooperative benefit from lower programming costs per customer through consolidated buying efforts. The TeleSynergy membership has partially offset the increased programming costs noted above.

     The significant increases in charges for depreciation and amortization are due to acquisitions and capital expenditures related to continued construction and upgrading of the systems. Similarly, interest expense has increased significantly due to additional amounts outstanding under long-term obligations which were necessary to finance the acquisitions.

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenues.

                                           Percentage of Revenue for
                                                 Periods Ended
                                                December 31, (1)
                                           1996      1995      1994
Revenues                                  100.0%    100.0%    100.0%
Selling, service and system management     36.2      34.7      33.4
General and administrative                 16.8      16.8      15.1
Management fees and expenses                0.0       0.0       3.3
Depreciation and amortization              38.3      42.2      57.8
Operating income (loss)                     8.7       6.3      (9.7)
Interest                                   33.3      41.8      43.4
Other (income) expense                     (1.6)    (13.1)      0.0
Subsidiary limited partner interests (3)    0.0       0.0      (9.3)
Net loss before extraordinary items       (23.0)%   (22.4)%   (43.7)%

EBITDA (2)                                 47.0% (4) 48.5%     48.1%
____________________

(1)    Reflects results of operations of the following acquisitions and divestitures by the
       Company from the date of acquisition or sale: (i) the May 1, 1992 acquisition of the San
       Angelo Systems; (ii) the October 1, 1992 acquisition of the Delaware/Maryland Systems;
       (iii) the July 29, 1994 acquisition of the Star Systems, (iv) the acquisition of the Crown
       Systems effective January 1, 1995, (v) the June 30, 1995 divestiture of the San Angelo
       Systems, (vi) the August 31, 1995 acquisition of the CALP Systems, (vii) the November 1,
       1995 acquisition of the Sammons Systems, (viii) the January 11, 1996 acquisition of the
       Weatherford System, (ix) the July 8, 1996 acquisition of the Futurevision System, (x) the
       July 31, 1996 acquisition of the Frankfort System and (xi) the October 11, 1996
       divestiture of the Moses Lake System.
(2)    EBITDA is equal to operating income (loss) plus depreciation and amortization.  The
       Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity.  In addition, the indentures governing the 14 1/4% Notes, the 11 7/8% Debentures and the 13 1/2% Notes and
       the Senior Credit Facility contain certain covenants measured by computations substantially similar to those used in determining EBITDA.  However, EBITDA is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles.  The Company has substantial noncash charges to earnings from depreciation, amortization and interest.
(3)    Represents preferred returns and allocated net income or loss to partners who are affiliated with, but not a part of, the Company.  Subsequent to July 29, 1994, remaining subsidiary limited partner interests are not entitled to preferred returns.
(4)    Reduced EBITDA is a direct reflection of higher selling, service and system management costs and the resulting lower operating margins of certain of the systems acquired in
       1995.

Fiscal 1996 Compared to Fiscal 1995

     Revenues increased from $198,294,000 for the year ended December 31, 1995 to $434,507,000 for the year ended December 31, 1996. Approximately $231,916,000 of such increase was the result of the CALP and Sammons Acquisitions. This increase from acquisitions was partially offset by the divestiture of the San Angelo Systems on June 30, 1995. The San Angelo Systems generated reported revenues of $6,022,000 for the year ended December 31, 1995. Management fees earned by Operating decreased by $955,000. Eight and twelve months of such fees pursuant to the CALP and Maryland Cable Agreements, respectively, were recorded in 1995, compared to a full year of fees earned pursuant to just the Maryland Cable Agreement in 1996. The CALP Agreement terminated upon the completion of the CALP Acquisition on August 31, 1995. The revenues generated from internal and continued customer growth account for the remaining increase.

     The Company's basic customers and pay units for its Owned Systems increased from 1,154,718 and 651,121, respectively, at December 31, 1995, to
1,181,293 and 666,702, respectively, at December 31, 1996.   This customer
and unit growth was developed through the extension of existing plant infrastructure to pass additional dwelling units, marketing promotions and continued implementation of premium packaging, and was negatively affected by the net affect of the Weatherford, Frankfort and Futurevision Acquisitions and Moses Lake Divestiture (a net reduction in basic customers of 4,300).

     Selling, service and system management expenses increased from $68,753,000 for the year ended December 31, 1995 to $157,197,000 for the year ended December 31, 1996, primarily due to an $86,284,000 increase from the CALP and Sammons Acquisitions, offset by a $2,238,000 decrease from the divestiture of the San Angelo Systems. The remaining increase resulted primarily from growth within the Company's existing systems, increased marketing efforts, the continued development of advertising sales efforts and increased costs of certain programming services. Effective April 1, 1996, the Company became a member of TeleSynergy, a cable television cooperative buying venture representing over 5,000,000 customers. Members of this cooperative benefit from lower programming costs per customer through consolidated buying efforts. The TeleSynergy membership has partially offset the increased programming costs.

     General and administrative expenses increased from $33,271,000 for the year ended December 31, 1995 to $73,017,000 for the year ended December 31, 1996. Approximately $35,468,000 of the increase, from the CALP and Sammons Acquisitions, was offset by a $718,000 decrease from the divestiture of the San Angelo Systems. The remaining increase resulted primarily from the necessary expansion of the home office operations in order to manage the increased size of the business and other increases in operating costs due to the growth experienced in other of the Owned Systems.

     Depreciation and amortization expense increased from $83,723,000 for the year ended December 31, 1995 to $166,429,000 for the year ended December 31, 1996 due primarily to the CALP and Sammons Acquisitions offset by a $4,078,000 decrease from the divestiture of the San Angelo Systems. Interest expense increased from $82,911,000 for the year ended December 31, 1995 to $144,681,000 for the comparable period in 1996, due to the inclusion of interest expense related to the borrowings under the 14 1/4% Notes and the Senior Credit Facility, which became effective on June 9, 1995 and August 31, 1995, respectively (borrowings under the Senior Credit Facility were substantially increased on November 1, 1995). Borrowings, excluding capital leases, increased from $1,406,006,000 at December 31, 1995 to $1,436,269,000 at December 31, 1996. The weighted average interest rate on all outstanding indebtedness was 11.6% and 9.97% for the twelve months ended December 31, 1995 and December 31, 1996, respectively.

     The difference between the loss before extraordinary item of $44,421,000 and $100,070,000 for the year ended December 31, 1995 and 1996, respectively was due to the net effects of the $26,394,000 gain and the $6,442,000 gain from the sales of the San Angelo and Moses Lake cable television systems in 1995 and 1996, respectively. The remaining increase resulted from the increases in operations, depreciation, amortization and interest expense as discussed above.

     No losses were allocated to the subsidiary limited partner interests for the year ended December 31, 1996 or 1995. The Company recognized a loss of $8,395,000 from the write-off of debt issuance costs from the early retirement of the outstanding balance under its previous credit agreements for the year ended December 31, 1995.

     As a result of the changes explained in the foregoing paragraphs, EBITDA increased from $96,270,000 for the year ended December 31, 1995 to $204,293,000 for the year ended December 31, 1996.

Fiscal 1995 Compared to Fiscal 1994

     Revenues increased from $64,747,000 for the year ended December 31, 1994 to $198,294,000 for the year ended December 31, 1995. Approximately $135,410,000 of such increase was the result of the Star, Crown, CALP and Sammons Acquisitions. This increase from acquisitions was partially offset by the divestiture of the San Angelo Systems on June 30, 1995. The San Angelo Systems generated revenues of $11,992,000 for the year ended December 31, 1994, while revenues from the San Angelo Systems through the date of sale in 1995 were $6,022,000. Management fees earned by Operating increased by $2,172,000. Three and four months of such fees pursuant to the CALP and Maryland Cable Agreements, respectively, were recorded in 1994, compared to a full year of fees earned pursuant to the Maryland Cable Agreement in 1995 and eight months of fees earned under the CALP Agreement. The CALP Agreement terminated upon the completion of the CALP Acquisition on August 31, 1995. The revenues generated from internal growth account for the remaining increase.

     The Company's basic customers for its Owned Systems increased from 222,735 at December 31, 1994, to 1,154,718 at December 31, 1995 due primarily to the Crown, CALP and Sammons Acquisitions along with continued direct sales efforts, offset by the divestiture of the San Angelo Systems. The total number of premium units increased from 156,656 units at December 31, 1994, to 651,121 units at December 31, 1995. The Crown, CALP and Sammons Acquisitions account for 488,115 of the increase in premium units, or 94.6% of the growth, after considering the divestiture of the San Angelo Systems. The remaining growth was developed through marketing promotions and continued implementation of premium packaging.

     Selling, service and system management expenses increased from $21,660,000 for the year ended December 31, 1994 to $68,753,000 for the year ended December 31, 1995, primarily due to a $48,214,000 increase from the Star, Crown, CALP and Sammons Acquisitions, offset by a $2,236,000 decrease from the divestiture of the San Angelo Systems. The remaining increase resulted primarily from growth within the Company's existing systems, increased marketing efforts, the development of more advertising sales ventures and increases in rates charged by certain programming vendors.

     General and administrative expenses increased from $9,793,000 for the year ended December 31, 1994 to $33,271,000 for the year ended December 31, 1995. Excluding the $18,473,000 increase from the Star, Crown, CALP and Sammons Acquisitions and the $794,000 decrease from the divestiture of the San Angelo Systems, general and administrative expenses increased by $6,276,000. Such increase was mainly the result of the inclusion of expenses which were formerly expenses of the Management Company and previously recorded as management fees and expenses. The remaining decrease of $477,000 is primarily the result of improved operating efficiencies, partially due to office consolidations within the existing Marcus systems.

     Depreciation and amortization expense increased from $37,412,000 for the year ended December 31, 1994 to $83,723,000 for the year ended December 31, 1995 due mainly to the Star, Crown, CALP and Sammons Acquisitions. Interest expense for the year ended December 31, 1994 increased from $28,105,000 to $82,911,000 for 1995, as borrowings, excluding capital leases, increased from $327,264,000 at December 31, 1994 to $1,406,006,000 at December 31, 1995.
The weighted average interest rate on all outstanding indebtedness was 11.0% and 11.6% for the twelve months ended December 31, 1994 and December 31, 1995, respectively. The sale of the San Angelo Systems on June 30, 1995 resulted in a gain of approximately $26,409,000, which is included in other income (see note 2 of the Notes to the Consolidated Financial Statements).


     No losses were allocated to the subsidiary limited partner interests for the year ended December 31, 1995 compared to allocated losses of $6,034,000 for the year ended December 31, 1994, primarily due to the conversion of certain subsidiary limited partner interests into MCC partnership units in July 1994. The loss before subsidiary limited partner interests and extraordinary item for the year ended December 31, 1995, was $44,421,000, compared to a loss before subsidiary limited partnership interests and extraordinary item of $34,337,000 for the year ended December 31, 1994. The change in loss between the last two years is due to the factors discussed above. The Company recognized losses of $8,395,000 and $2,307,000 from the write-off of debt issuance costs from the early retirement of the outstanding balance under its previous credit agreements for the years ended December 31, 1995 and 1994, respectively.

     As a result of the changes explained in the foregoing paragraphs, EBITDA increased from $31,129,000 for the year ended December 31, 1994 to $96,270,000 for the year ended December 31, 1995.

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

     As of December 31, 1996, unreturned capital contributions from equity investors totaled approximately $493,327,000. There was no capital contributed from equity investors during 1996. The Company has an aggregate of $1,438,471,000 of indebtedness outstanding in the form of the 11 7/8% Debentures, 13 1/2% Notes, 14 1/4% Notes, borrowings under its Senior Credit Facility and capital lease obligations. The Company has an additional $243,000,000 of borrowing capacity under its Revolving Credit Facility. Cash flows generated from operating activities have been positive over the past three years and increased from $15,889,000 and $86,030,000 in 1994 and 1995, respectively, to $118,986,000 in 1996. Funding from equity contributions, borrowings and positive cash flows from operations have been sufficient to meet the Company's debt service, working capital and capital expenditure requirements including the purchase costs incurred in connection with all of the completed acquisitions.

     The Company's most significant need for capital in the next year will be to finance the planned system upgrades, rebuilds and extensions and the purchase of modems and home terminal devices for use in customers' homes. Certain of the Company's systems will be upgraded or rebuilt principally to 860 MHz or 750 MHz capability over the next three years to allow for additional programming and service offerings through networks characterized by such bandwidth capacity. Capital expenditures are expected to approximate $167,000,000 (or $139 per customer) in 1997. Such expenditures include certain upgrade and rebuild projects occurring principally in the Company's cable systems located in Alabama, California, Wisconsin and Texas. Ongoing capital expenditures in excess of these rebuild amounts are consistent with current costs to extend and maintain the existing networks. The Company expects to fund these capital expenditures through cash generated from operations and available borrowings under the Revolving Credit Facility.

     Cash interest is payable monthly, quarterly and semiannually on borrowings outstanding under the Company's Senior Credit Facility and the 11 7/8% Debentures. No cash interest is payable on the 13 1/2% Notes until February 1, 2000 and no cash interest is payable on the 14 1/4% Notes until December 15, 2000. Maturities of all long-term debt total approximately $383,764,000 over the next five years. The Company expects to cover both interest and principal payments on its long-term obligations through internally generated funds.

     On March 14, 1997, the Company entered into an agreement to amend its Senior Credit Facility. The amendment provides for, among other items, a reduction in the interest rate margins under the Senior Credit Facility as well as increased flexibility for the Company as it relates to investments, permitted lines of businesses and the incurrence of unsecured indebtedness. In addition, the availability under the Revolving Credit Facility was increased by $50,000,000.

Recent Accounting Pronouncements

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Transfers of Financial Assets and Extinguishments of Liabilities".
SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The provisions of SFAS No. 125 are generally effective for transactions occurring after December 31, 1996, however, the effective adoption of SFAS No. 125 is not expected to have a material impact on the Company's financial statements and related disclosures.

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

     Certain of the Company's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Company does not believe that its financial results have been adversely affected by inflation. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating rate debt may not be offset by increases in revenues. As of December 31, 1996, the Company has $205,000,000 of outstanding borrowings under its Senior Credit Facility which are subject to floating interest rates. The rates are based on either the Eurodollar rate, prime rate or CD base rate, plus a margin of up to 2.75% subject to certain adjustments based on the ratio of Operating's total debt to annualized operating cash flow.

     To reduce the impact of changes in interest rates on its floating rate long-term debt, the Company entered into certain interest rate swap agreements with certain of the participating banks under the Senior Credit Facility. At December 31, 1996, interest rate swap agreements covering a notional balance of $650,000,000 were outstanding. These outstanding swap agreements mature during 1997 and 1998 and require the Company to pay a fixed rate of 5.77% to 5.81%, plus the applicable interest rate margin. Extensions for additional periods are available within the swap agreements at the option of the counter parties.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company required under Regulation S-X are set forth herein commencing on page F-1.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Director and Executive Officers of Marcus Cable Properties, Inc.

     The sole director and executive officers of MCPI, which as the sole general partner of the General Partner is responsible for the overall management of the business and operations of the Company, are:


Name                           Age      Position
Jeffrey A. Marcus              50       President and Chief Executive Officer

Louis A. Borrelli, Jr.         41       Executive Vice President and Chief
                                        Operating Officer

Thomas P. McMillin             35       Senior Vice President and Chief
                                        Financial Officer

Richard A. B. Gleiner          44       Senior Vice President, Secretary and
                                        General Counsel

David L. Hanson                48       Senior Vice President of Operations

Edwin F. Comstock, III         44       Vice President of Operations

J. Christian Fenger            42       Vice President of Operations

Steven P. Brockett             46       Vice President of Operations -
                                        Administration

Cynthia J. Mannes              38       Vice President of Human Resources and
                                        Administration

David M. Intrator              41       Vice President of Marketing and
                                        Programming

John C. Pietri                 47       Vice President of Engineering and
                                        Technology

John P. Klingstedt, Jr.        34       Vice President and Controller

Daniel J. Wilson               32       Vice President of Finance and Development

Susan C. Holliday              31       Vice President of Regulatory Compliance
                                        and Planning

     The following sets forth certain biographical information with respect to the director and executive officers of MCPI:

     Jeffrey A. Marcus, is President and Chief Executive Officer of MCPI, is a cable television industry executive with more than 28 years of experience in system operations and ownership, who founded the Company in 1990. Mr. Marcus had previously founded Marcus Communications, Inc. in 1982, a cable television company that ultimately served and managed over 160,000 customers by the time of its 1988 merger into publicly held Western Tele-Communications, Inc. The combined companies were renamed WestMarc Communications, Inc. ("WestMarc"), and grew to serve over 550,000 customers during the period when Mr. Marcus served as WestMarc's Chairman and Chief Executive Officer. Mr. Marcus exchanged his interest in WestMarc at the end of 1988 for cable television systems in Wisconsin which were operated from 1989 until August 1990 by Marcus Communications, Inc. These Systems were subsequently contributed to the Company as part of the acquisition of the Wisconsin Systems. Prior to forming the original Marcus Communications, Inc. in 1982, Mr. Marcus co-founded Communications Equity Associates ("CEA") in 1975. From its inception until 1982, when Mr. Marcus sold his interest in the company, CEA grew to become the second-largest brokerage firm in the cable television industry. Mr. Marcus also served as Director of Sales for Teleprompter Corporation from 1973 to 1975, as Vice President of Marketing for Sammons Communications, Inc. from 1971 to 1973 and as the owner of Markit Communications, Inc., a cable marketing and installation company, from 1969 to 1971.

     Long active in state and national cable television industry matters and community affairs, Mr. Marcus serves as a member of the board of directors for the National Cable Television Association ("NCTA"), the Cable Television Association ("CATA"), the Cable Television Advertising Bureau, Cable in the Classroom, CSPAN, Chancellor Broadcasting and Brinker International. He has also served as Executive Director of the Minnesota and Wisconsin Cable Television Associations, as a Director of Daniels & Associates, one of the cable television industry's largest brokerage and investment services companies, and as Director of TCI Northeast, Inc., a subsidiary of TeleCommunications, Inc.

     Louis A. Borrelli, Jr. is Executive Vice President and Chief Operating Officer of MCPI, with responsibility for the Company's general operations as well as strategic planning. From October 1989 to March 1994, Mr. Borrelli served as Senior Vice President of MCPI. Mr. Borrelli has had an extensive 18 year career in the cable television industry, with specific expertise in the marketing, programming and operations areas. Mr. Borrelli joined Marcus Communications, Inc. in 1986 as Director of Operations. In connection with the 1988 WestMarc merger, he was appointed as a Vice President - Operations for WestMarc, with responsibility for a division of cable systems serving 200,000 customers. In October 1989 Mr. Borrelli returned to Marcus Communications, Inc. as Senior Vice President.

     From 1978 to 1986, Mr. Borrelli served in various capacities for the predecessor company to United Artists Cable Systems Corp., including service as the Director of Programming/Marketing from 1984 to 1986. There he coordinated all programming and marketing activities and the development of new revenue opportunities such as advertising sales and pay-per-view. Long active in the cable television industry, Mr. Borrelli is a member of the Cable Television Administration and Marketing Society ("CTAM"), and has served as President of CTAM's South Central region, Director of CTAM's National Board and Chairman of CTAM's National Pay-Per-View and Interactive Media Conference and as Chairman of the Planning and Development Committee of the Metro Cable Marketing Co-Op, representing over 3 million cable customers in the New York tri-state area. He is also a member of the Board of Directors of TeleSynergy, Women in Telecommunications and the Mentor Program of the National Association of Minorities in Cable.

      Thomas P. McMillin is Senior Vice President and Chief Financial Officer of MCPI with responsibility for overseeing all of the financing, accounting, regulatory and information system aspects of the Company. He joined the Company in September 1994, as Vice President of Finance and Development. Prior to joining the Company, Mr. McMillin served for three years as Vice President - Cable Development for Crown Media, a cable television subsidiary of Hallmark Cards, Inc. Prior to his position with Crown, Mr. McMillin served five years in various positions for Cencom Cable Associates, Inc.("Cencom"), most recently as Vice President - Finance and Acquisitions. Prior to joining Cencom in 1987, Mr. McMillin served four years with Arthur Andersen & Co., certified public accountants. Mr. McMillin received his Bachelor of Science Degree in Accountancy from the University of Missouri - Columbia.

      Richard A. B. Gleiner is Senior Vice President, Secretary and General Counsel of MCPI, with responsibility for overseeing all of the legal affairs of the Company. Prior to joining the Company in 1994, Mr. Gleiner had been of counsel to Dow, Lohnes & Albertson, New York, New York from 1988 until 1991, where he was the primary outside counsel to the Company and its predecessors. From 1991 until joining Marcus Cable, Mr. Gleiner was in private practice in Northampton, Massachusetts. Mr. Gleiner received his A.B. Degree from Vassar College in 1974, and his J.D. Degree from Boston University in 1977.

     David L. Hanson is Senior Vice President of Operations of MCPI, with responsibility for the daily operations of the North Central Region. Mr. Hanson is a native of Wisconsin and has spent more than 20 years in the state's cable television industry designing, building and managing systems. Mr. Hanson held a number of technical and management positions with Badger CATV in Wisconsin from 1973 through 1982, when Badger CATV was acquired by Marcus Communications, Inc., after which Mr. Hanson was named Wisconsin Regional Manager of Marcus Communications, Inc. After the 1988 WestMarc merger, Mr. Hanson was named a Vice President/Regional Manager of WestMarc, and he became a Vice President of Marcus Communications, Inc. in 1989 when Mr. Marcus exchanged his ownership position in WestMarc for the original Wisconsin systems previously owned by Badger CATV. Mr. Hanson is a longtime board member and past President of both the North Central Cable Television Association (serving Minnesota, Wisconsin, Michigan, Iowa, North Dakota and South Dakota) and the Wisconsin Cable Communications Association. He also has served as a regional Vice-Director on the national board of the Community Antenna Television Association.

     Edwin F. Comstock, III is Vice President of Operations of MCPI with responsibility for the daily operations of the Southeast and East Regions. Mr. Comstock brings 20 years of experience in the cable television industry to MCPI. Prior to joining the Company, he spent his cable career with Sammons. Most recently he was the Vice President of Business Development. From 1986 to 1993, Mr. Comstock was Vice President of Regional Operations overseeing all aspects of operations and management of ten cable systems.
He also served as Director of Operations, in 1986, Manager of Plant Development, from 1982 to 1986, and Director of Security Operations, in 1982. Mr. Comstock holds a Bachelor of Arts degree from Alfred University, Alfred, New York.

     J. Christian Fenger is Vice President of Operations of MCPI with responsibility for the daily operations of the Southwest, Midwest and West Regions. Mr. Fenger and brings over 16 years of diverse operating experience in the cable television business. Prior to joining the Company in the Fall of 1992, he served as Regional Manager for Simmons Cable TV for its systems throughout Maryland and Delaware since 1986(including those systems that now comprise the Company's Delaware/Maryland systems). Previously, he served from 1985 to 1986 as General Manager for the Warner Amex cable system in Nashua, New Hampshire, where he was responsible for upgrading system operations, and from 1980 to 1985, he served as Marketing Manager for Rogers Cablesystems in Syracuse, New York. He has held various volunteer positions with the Delaware/Maryland/DC Cable Associations and is a past President of the Board of Directors of Easton Community Television. Mr. Fenger earned his undergraduate and Masters Degree in Communications Management from Syracuse University.

     Steven P. Brockett is Vice President of Operations - Administration, with responsibility for the coordination of operating activities common to all operating Regions. Prior to joining the Company in February of 1995, Mr. Brockett worked for two years as Vice President - Administration and one year as Vice President - Controller for Crown. Mr. Brockett began his cable career in 1978 with Heritage Communications, Inc., where he gained experience in both Accounting (Cable Division Controller) and Operations (Director of System Training). Mr. Brockett has held various positions at the cable system operating level including System Controller in New Castle County, Delaware (125,000 customers). Mr. Brockett holds a Bachelors of Science Degree in Accountancy from the University of South Dakota and is an active member of the Cable Television Administration Marketing Society (National and Texas).

     Cynthia J. Mannes is Vice President of MCPI, with responsibility for human resources, employee benefits, general administration and insurance matters. Ms. Mannes began her cable television career in 1984 as a receptionist with Marcus Communications, Inc., expanding her role with the Company in later years by becoming Assistant to the President, with responsibility for corporate administration. Upon the merger of Marcus Communications, Inc. with WestMarc in 1988, Ms. Mannes was named Assistant to the Chairman. At the end of 1988, Ms. Mannes left WestMarc to become Vice President of Corporate Affairs at Marcus Communications, Inc., with responsibility for day-to-day operations and administration. Ms. Mannes is an active member of Women in Cable & Telecommunications, Dallas Human Resource Management Association, and the Cable Television Human Resource Association. Ms. Mannes is also a charter fellow of The Betsy Magness Leadership Institute.

     David M. Intrator is Vice President of Marketing and Programming with responsibility for the Company's programming, marketing, advertising sales and ancillary revenue business. Prior to joining the Company in October of 1994, Mr. Intrator has had a diverse 15 year career in the cable television industry, managing systems for Acton, Capital Cities, Post-Newsweek and Centel, and working in cable programming with Home Shopping Network, where he was Director, Affiliate Relations from 1986 to 1990 and with Viewer's Choice Pay-Per-View where he was Vice President, Affiliate Relations from 1990 to 1994. Mr. Intrator is a member of the Cable Television Administration and Marketing Society ("CTAM") and is a Board member of the CTAM Texas chapter. Mr. Intrator is a graduate of the University of Connecticut and holds a Masters Degree in Public Administration from the Maxwell School of Public Administration of Syracuse University.

     John C. Pietri is Vice President of Engineering and Technology of MCPI, with responsibility for the technical operations and standards of the Company's cable television systems including: new construction and rebuild projects; routine maintenance and installation practices; capital control and purchasing; and regulatory compliance and reporting. Mr. Pietri has spent the past 19 years in the cable television industry in a variety of technical management positions. Prior to joining the Company, Mr. Pietri was Regional Plant Manager for WestMarc, managing all technical operations, budgeting and purchasing. Mr. Pietri also held positions as Operations Manager of Minnesota Utility Contracting, General Manager of Double "A" Enterprises and President of the Milwaukee Division of Mullen Communications Construction Company. Mr. Pietri attended the University of Wisconsin.

     John P. Klingstedt, Jr. is Vice President and Controller of MCPI, with responsibility for the accounting and financial reporting of the Company. Mr. Klingstedt joined Marcus Communications, Inc. in 1987 and became Controller in 1989, with the election to Vice President following in 1994. Mr. Klingstedt holds a Bachelors of Science Degree in Accountancy from Oklahoma State University and is a member of the Cable Television Tax Professionals Institute and the National Cable Television Association Accounting Committee.

     Daniel J. Wilson is Vice President of Finance and Development with responsibility for the treasury, finance and acquisition and divestiture activities of the Company. Mr. Wilson joined MCPI in March 1995 as Director of Finance and Development and was promoted to Vice President of Finance and Development in June 1995. Prior to joining the Company, Mr. Wilson served for three years in various positions at Crown, including as Director of Regulatory Affairs and Director of Finance and Development. Prior thereto, Mr. Wilson served for three years in various positions with Cencom, most recently as Senior Financial Analyst. Prior to joining Cencom in 1989, Mr. Wilson served for four years with Arthur Andersen & Co., certified public accountants. Mr. Wilson received his Bachelor of Science in Business Administration with majors in Finance and Accounting from Saint Louis University.

     Susan C. Holliday is Vice President of Regulatory Compliance and Planning of MCPI, with responsibility for all FCC rate regulatory compliance and procedures; the budgeting process and operational audit procedures. Prior to joining the Company in 1993, Ms. Holliday had been an audit manager with KPMG Peat Marwick. Ms. Holliday holds a Bachelors Degree in Business Administration with concentration in Accounting from the College of William and Mary, and is a Certified Public Accountant (CPA).

ITEM 11.  EXECUTIVE COMPENSATION

     MCPI presently does not pay any compensation to its director or officers. The executives of MCPI are compensated in their capacity as officers of Operating. The following table summarizes the compensation paid by Operating to its Chief Executive Officer and to each of its four other most highly compensated executive officers receiving compensation in excess of $100,000 for services rendered during the fiscal years ended December 31, 1994, 1995, and 1996.

                         SUMMARY COMPENSATION TABLE

                                         Annual   Compensation    All Other
Name and Principal Position   Year       Salary       Bonus    Compensation (1)

Jeffrey A. Marcus             1994      $163,949    $200,000     $575,765(2)
  President and               1995      $583,196        -            -
  Chief Executive Officer     1996      $980,781    $500,000      $38,186(3)

Louis A. Borrelli, Jr.        1994      $176,275    $263,942       $4,620(3)
  Executive Vice President,   1995      $276,235    $185,000       $6,464(3)
  Chief Operating Officer     1996      $353,099     $52,000      $15,377(3)

Thomas P. McMillin            1994       $36,050     $69,567         -
  Senior Vice President,      1995      $172,680    $200,000       $6,214(3)
  Chief Financial Officer     1996      $255,000     $32,000      $15,244(3)

Richard A.B. Gleiner          1994       $48,799     $10,667         -
  Senior Vice President,      1995      $170,816    $200,000       $6,526(3)
  General Counsel             1996      $220,673     $32,000      $16,662(3)

David L. Hanson               1994       $86,034     $93,380       $2,368(3)
  Senior Vice President       1995      $150,350     $55,000      $17,646(3)
  of Operations               1996      $155,263     $40,000      $19,024(3)

(1)    During 1995: (a) Mr. Marcus was issued 16,670 Employee Units with a Strike Price
       (hereinafter defined) of $1,750 per Unit (the "Series II Employee Units"); (b) Mr.
       Borrelli was issued 1,235 Series II Employee Units; (c) Mr. McMillin was issued 973.7
       Employee Units with a Strike Price of $1,600 per Unit (the "Series I Employee Units") and
       1,035 Series II Employee Units; (d) Mr. Gleiner was issued 973.7 Series I Employee Units and 300 Series II Employee Units; and (e) Mr. Hanson was issued 110 Series I Employee
       Units.  Mr. Marcus' Employee Units are fully vested.  The Series I Employee Units issued in 1995 vested 20% on the date of issuance and the remaining 80% will vest in equal amounts on the first through fourth anniversaries of the date of issuance thereof.  The
       Series II Employee Units issued in 1995 (other than those held by Mr. Marcus) vest 10%,
       10%, 20%, 30% and 30% on November 1, 1996, 1997, 1998, 1999 and 2000, respectively. The first year in which Employee Units were issued was 1995.  The Company believes that the
       Employee Units issued in 1995 and 1996 have no current value.  See "Incentive Performance
       Plans-Employee Unit Plan" and "Security Ownership of Certain Beneficial Owners and
       Management-Principal Security Holders."
(2)    Represents distribution to Jeffrey A. Marcus and Nancy C. Marcus as the stockholders of the Management Company.  MCPI, which is owned by Mr. and Mrs. Marcus, had contracted with the Company to provide services relating to the planning and negotiation of acquisitions in the merger of Marcus Management, Inc. into MCPI in December 1993.
(3)    Represents the employer matching contribution under the Company's 401(k) matched savings plan, vehicle expense for each of the executive officers named other than Mr. Marcus and the value of term life insurance premiums paid by the Company for the benefit of the named executive. See "Management-Pension and Profit Sharing Plans".  Other compensation for Mr.
       Marcus also includes amounts paid by the Company for airplane usage.  Other compensation for Mr. Hanson and Mr. Gleiner also includes amounts paid by the Company for relocation expenses incurred in 1995 and 1996.

Incentive Performance Plans

     Employee Unit Plan. The General Partner may elect at any time and from time to time to cause MCC to issue a limited number of Class B Units designated "Employee Units" to the General Partner or to key individuals providing services to MCC or any of its subsidiaries. Employee Units will be issued in series, as more fully described in the partnership agreement of MCC. A series generally will not be entitled to distributions until such time as all units (other than Convertible Preference Units and subsequently issued Employee Units) outstanding at the date of a given distribution will have been distributed an amount equal to the product of all such units outstanding on the date of a given distribution multiplied by a specified price (the "Strike Price") related to such Employee Units. The General Partner is authorized to issue (and reissue to the extent forfeited) up to a total of 31,517 Employee Units. As of March 26, 1997, MCC had issued 5,602.2 Employee Units with a $1,600 Strike Price and 22,185.0 Employee Units with a $1,750 Strike Price. The General Partner, in its sole discretion, may determine the other terms and conditions (e.g., vesting, forfeiture and restrictions on transfer) governing grants of Employee Units. The General Partner may, but is not obligated to, require in connection with the grant of any Employee Units that the holder thereof grant to the General Partner, Mr. Marcus or any of their affiliates (i) a right of first refusal on such holder's Employee Units as well as an option to purchase such holder's Employee Units upon such holder's termination (voluntary or involuntary) of employment with MCC or any of its subsidiaries and (ii) a proxy, which is coupled with an interest and is irrevocable, to vote such holder's Employee Units in such proxy's sole discretion.

       Limited Partner Interests in General Partner. The General Partner has issued certain limited partner interests in the General Partner ("LP Units") to key employees of MCC and its subsidiaries without requiring such employees to make capital contributions to the General Partner. As of the date hereof, most of the outstanding LP Units issued are fully vested and all of the outstanding LP Units will be fully vested by 1999.

       Among the executive officers of MCPI named in the Summary Compensation Table, Louis A. Borrelli, Jr. and David L. Hanson hold 13.75 and 3.63 vested LP Units, respectively. Thomas P. McMillin has been granted 2.50 LP Units and Richard A.B. Gleiner has been granted 1.00 LP Unit. 40% of Mr. McMillin's and Mr. Gleiner's LP Units are vested and the remaining 60% will vest equally on each of April 1, 1997, 1998 and 1999. No LP Units were issued during the year ended December 31, 1996. The total number of units of general partner interest ("GP Units") will automatically be reduced at such time as any unvested LP Units vest in order to ensure that the total number of outstanding GP Units and fully vested LP Units (for which no capital contribution was required) does not exceed 100%.

Pension and Profit Sharing Plans

  The Company sponsors a 401(k) plan for its employees that are age 21 or older and have been employed by the Company for at least six months. Employees of the Company can contribute up to 15% of their salary, on a before-tax basis, with a maximum 1996 contribution of $9,500 (as set by the Internal Revenue Service). The Company matches participant contributions up to a maximum of 2% of a participant's salary. All employee-participant contributions and earnings are fully vested upon contribution and Company contributions and earnings vest 20% per year of employment with the Company, becoming fully vested after five years. See "Summary Compensation Table."

Compensation of Directors

  Mr. Jeffrey A. Marcus is not compensated for his service as the sole director of MCPI.

Compensation Committee Interlocks and Insider Participation

  Mr. Jeffrey A. Marcus, as the president and sole director of MCPI, the ultimate general partner, sets the compensation of the executive officers of MCPI in their executive positions with Operating.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                         PRINCIPAL SECURITY HOLDERS
              Security Ownership of Certain Beneficial Owners

       The following table sets forth, as of March 26, 1997, (i) the units of general partnership interests and limited partnership interests of MCC constituting a class of voting security and which are owned by the sole director and executive officers of MCPI and each person who is known to MCC to own beneficially more than 5% of any class of MCC's partnership interests and (ii) the units of the equity securities of MCPI and the General Partner owned by the sole director and executive officers of MCPI named in the Summary Compensation Table and by the sole director and all executive officers of MCPI as a group.


              Name and Address of         # of Equivalent
              Beneficial Owners (1)        Units/Shares     % of Class (2)
MCC (3)     General Partner                 22,577.99  (4)     6.37%

            Goldman Sachs & Co.
            Affiliates (5)
            85 Broad Street
            New York, New York  10004      125,866.241 (6)    35.68

            Hicks, Muse, Tate &
            Furst Equity Fund II, L.P.
            200 Crescent Court, Suite 1600
            Dallas, Texas  75201            65,714.286        18.63

            Freeman Spogli & Co.
            Incorporated Affiliates (7)
            11100 Santa Monica Boulevard
            Los Angeles, California  90025  56,428.571        15.99

            Greenwich Street Capital
            Partners,Inc. Affiliates (8)
            388 Greenwich Street
            New York, New York  10013       27,053.571         7.67

            Jeffrey A. Marcus (9)           50,365.190        14.28

            Louis A. Borrelli, Jr. (10)      1,235.000          *

            Thomas P. McMillin (10)          2,008.700          *

            Richard A. B. Gleiner (10)       1,273.700          *

            David L. Hanson (10)               110.000          *

            Sole Director and Executive
            Officers as a
            Group (14 persons)              50,365.190        14.28

MCPI        Jeffrey A. Marcus (9)            1,000.00        100.00%

General
  Partner   MCPI (9)                            67.25 (11)    66.15%

            Jeffrey A. Marcus                   67.25 (11)    66.15

            Louis A. Borrelli, Jr.              13.75 (12)    13.53

            Thomas P. McMillin                   2.50 (12)     2.46

            Richard A. B. Gleiner                1.00 (12)     0.98

            David L. Hanson                      3.63 (12)     3.57

            Sole Director and Executive
            Officers as a

            Group (14 persons)                 100.13         98.50
_______________

* Less than 1%.

(1)    The address for the General Partner, MCPI and Messrs Marcus, Borrelli, McMillin, Gleiner
       and Hanson is 2911 Turtle Creek Blvd., Dallas, Texas 75219.

(2)    Assumes all 31,517 Employee Units are outstanding.

(3)    As of the date hereof, all partnership interests in MCC, other than Convertible Preference
       Units, are designated Class B Units.  The interests held by the General Partner are comprised of different types of Class B Units which are entitled to different distribution rights and, in certain cases, the Class B Units held by the General Partner do not have voting rights.  MCC has issued 7,500 Convertible Preference Units which have a general distribution preference over the Class B Units and are convertible, initially, into Class
       B Units on a one-for-one basis.  The current ownership of Convertible Preference Units is as follows:  Broad Street Investment Fund I, L.P. (5,003.0831 units); Broad Street
       Advancement Corporation (1,260.1681 units); The Goldman Sachs Group, L.P. (586.3515 units);  Broad Street Strategic Corporation (243.6068 units);  Stone Street Fund 1991,
       L.P. (233.9071 units); Bridge Street Fund 1991, L.P. (77.9690 units);  Stone Street Fund
       1990, L.P. (60.3397 units); and Bridge Street Fund 1990, L.P. (34.5747 units).  All of the holders of Convertible Preference Units are affiliates of Goldman Sachs.

(4)    Reflects the General Partner's ownership of 18,848.19 units and 3,729.80 unissued Employee
       Units.

(5)    The current ownership of affiliates of Goldman Sachs of the outstanding Class B Units of
       MCC is as follows:  Broad Street Investment Fund I, L.P. (53,562.116 units); Broad Street
       Investment Fund, L.P. (27,949.580 units); the Goldman Sachs Group, L.P. (7,529.855 units);
       GS Capital Partners II, L.P. (6,705.000 units); Broad Street Acquisition Corporation
       (5,028.885 units);  GS Capital Partners II Offshore Marcus Holding I, L.P. (2,893.000
       units); GS Capital Partners II Marcus Holding I, L.P. (1,503.000 units); Bridge Street
       Fund 1995, L.P. (1,480.000 units);  Broad Street Income Corporation (1,456.490 units);
       Stone Street Fund 1992, L.P. (1,416.686 units); Stone Street Fund 1995, L.P. (1,253.100 units); Broad Street Funding Corp. (1,026.000 units); Bridge Street Fund 1994, L.P.
       (986.220 units); Stone Street Fund 1994, L.P. (895.740 units); Broad Street Yield
       Corporation (866.080 units); Bridge Street Fund 1992, L.P. (831.163 units); Goldman Sachs
       & Co. (566.000 units);  Stone Street Fund 1990, L.P. (462.834 units); Broad Street
       Exploration Corporation (405.405 units); GS Capital Partners II Offshore, L.P. (370.000 units); Bridge Street Fund 1990, L.P. (308.272 units); GS Capital Partners II Germany
       Marcus Holding I, L.P. (303.000 units); Stone Street Fund 1991, L.P. (257.670 units);
       Broad Street Empire Corporation (121.618 units); Broad Street Value Corporation (79.497 units); Stone Street Marcus Holding, Inc. (49.000 units); Participation Subsidiary
       Corporation (46.130 units); and Stone Street 1995 Marcus Holding, Inc. (13.900 units).

(6)    Includes 7,500 Convertible Preference Units.  See note 3 above.

(7)    The current ownership by affiliates of Freeman Spogli & Co. Incorporated of the outstanding Class B Units of MCC is as follows:  FS Equity Partners III, L.P. (54,278.285 units) and MCC International Holdings, Ltd. (2,150.286 units).

(8)    The current ownership by affiliates of Greenwich Street Capital Partners, Inc. of the outstanding Class B Units of MCC is as follows:  Greenwich Street Capital Partners, L.P.
       (17,146.840 units);  TRV Employees Fund, L.P. (7,532.012 units); GSCP Offshore Holdings,
       Inc. (1,060.783 units); The Travelers Insurance Company (880.337 units); and The Travelers
       Life and Annuity Company (433.599 units).

(9)    Mr. and Mrs. Marcus own all the issued and outstanding common stock of MCPI, the general partner of the General Partner, which stock is subject to a voting trust agreement which gives Mr. Marcus the right to vote all of such stock.  Accordingly, the numbers for Mr.
       Marcus reflect all units held by the General Partner.  Additionally, such numbers include
       27,787.20 issued Employee Units.  Mr. Marcus has the right to issue additional authorized but unissued or forfeited Employee Units to employees, himself or the General Partner.
       Mr. Marcus has been granted irrevocable proxies to exercise all voting rights with respect to issued Employee Units.  Mr. Marcus is the record owner of 16,600.00 Employee Units.
       Mr. Marcus' address is 2911 Turtle Creek Boulevard, Suite 1300, Dallas, Texas 75219.

(10)   Reflects the executive officers' ownership of Employee Units.  Such Employee Units are subject to certain vesting schedules.  The address for all executive officers is 2911
       Turtle Creek Boulevard, Suite 1300, Dallas, Texas 75219.

(11)   Reflects the number of GP Units currently owned by MCPI, assuming full vesting of all LP
       Units.

(12)   Reflects the current ownership of vested and unvested LP Units.  Thomas P. McMillin also holds 1.50 unvested LP Units and Richard A.B. Gleiner also holds 0.60 unvested LP Units.
       These units are currently scheduled to vest equally on each of April 1, 1997, 1998 and
       1999.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   There have been no significant transaction, new relationships or indebtedness between the Company and related parties during 1996.



                                PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     (1) Financial Statements

        Included in this Report:                                     Page

             Independent Auditors' Report                            F-1

             Consolidated Balance Sheets
               December 31, 1996 and 1995                            F-2

             Consolidated Statements of Operations
               Years ended December 31, 1996, 1995, and 1994         F-3

             Consolidated Statements of Partners' Capital (Deficit)
               Years ended December 31, 1996, 1995, and 1994         F-4

             Consolidated Statements of Cash Flows
               Years ended December 31, 1996, 1995, and 1994         F-5

             Notes to Consolidated Financial Statements              F-6


   Separate financial statements of Operating, as issuer of the 13 1/2% Notes, have not been presented, as the aggregate net assets, earnings and partners' capital (deficit) of Operating are substantially equivalent to the net assets, earnings and partners' capital (deficit) of the Company and its subsidiaries on a consolidated basis. Additionally, separate financial statements of Capital, Capital II and Capital III have not been presented because these entities have no operations and substantially no assets or equity.

   Financial statement schedules have been omitted because they are either inapplicable or the requested information is shown in the financial statements or notes thereto.


   (2) Exhibits

   Included in this Report:

        Exhibit:

        (9)3.1              Fifth Amended and Restated Agreement of
                            Limited Partnership of MCC, dated as of August
                            31, 1995. (Exhibit 99.1)

        (1)3.2              Certificate of Limited Partnership of MCC.
                            (Exhibit 3.2)

       (11)3.3              First Amended and Restated Agreement of
                            Limited Partnership of Operating, dated as of June 9, 1995. (Exhibit 3.3)

        (2)3.4              Certificate of Limited Partnership of
                            Operating. (Exhibit 3.20)

        (1)3.5              Certificate of Incorporation of Capital.
                            (Exhibit 3.16)

        (1)3.6              Bylaws of Capital.  (Exhibit 3.17)

        (2)3.7              Certificate of Incorporation of Capital II.
                            (Exhibit 3.13)

        (2)3.8              Bylaws of Capital II. (Exhibit 3.14)

        (4)3.9              Certificate of Incorporation of Capital III.
                            (Exhibit 3.10)

        (4)3.10             Bylaws of Capital III. (Exhibit 3.11)

        (1)4.1 Form of Indenture by and among MCC, Capital and the U.S. Trust Company of Texas, N.A., as
                            Trustee, related to the 11 7/8% Debentures.
                            (Exhibit 4.1)

        (3)4.2              Indenture by and among MCC, Operating, Capital
                            II and the U.S. Trust Company of Texas, N.A., as Trustee, relating to the 13 1/2% Notes.
                            (Exhibit 4.1)

        (4)4.3              Indenture by and among MCC, Capital III and
                            Norwest Bank Minnesota National Association, relating to the 14 1/4% Notes.

       (1)10.1              Investment Banking Agreement, dated as of
                            January 17, 1990, by and among MCC, MCPI,
                            Jeffrey A. Marcus and Goldman Sachs (the
                            "Investment Banking Agreement").  (Exhibit
                            10.8)


       (1)10.2 Amendment to the Investment Banking Agreement, dated as of August 1, 1990. (Exhibit 10.9)

       (5)10.6 Purchase Agreement, dated as of July 1, 1994 between Crown, MCP and the Other Crown Buyers.
                            (Exhibit 10.18).

       (6)10.7              Funding and Adjustment Agreement dated as of
                            January 18, 1995 among Crown and MCP. (Exhibit
                            99.2)

      (10)10.8              Asset Purchase Agreement, dated March 24,
                            1995, among Marcus Cable of San Angelo, L.P.
                            and Teleservice Corporation of America.
                            (Exhibit 10.30)

       (7)10.9              Asset Purchase Agreement dated as of April 5,
                            1995, among MCA and Sammons. (Exhibit 2.1)

       (8)10.10 Unit Purchase Agreement dated as of May 12, 1995, among MCC, CALP, MCALP, Marcus Cable of
                            Alabama, Inc. and the sellers listed
                            therein.(Exhibit 99.1)

       (9)10.12             Senior Credit Facility. (Exhibit 99.2)

       (4)10.13 1995 Long-Term Incentive Plan (compensatory plan). (Exhibit 10.20)

       (6)10.14             Form of Subscription Agreement for the
                            Purchase and Sale of Class B LP Units dated as of January 11, 1995, among MCC, the General
                            Partner and a new investor. (Exhibit 4.2)

       (3)10.15             Form of Subscription Agreement for the
                            Purchase and Sale of Class B LP Units dated as of April 25, 1995, among MCC and certain customers. (Exhibit 10.17)

          10.16             Form of Amendment to the Senior Credit
                            Facility, dated March 14, 1997.

          12.1              Computation of Ratio of Earnings to Fixed
                            Charges.

          21.1              Subsidiaries.

 (1) Incorporated by reference to the exhibit shown in parenthesis contained in the Registrants' Registration Statement on Form S-1 (File Nos. 33-67390 and 33-67390-01).

 (2) Incorporated by reference to the exhibit shown in parentheses contained in the Registrants' Registration Statement on Form S-1 (File Nos. 33-74104 and 33-74104-01).

 (3) Incorporated by reference to the exhibit shown in parentheses contained in the Registrants' Registration Statement on Form S-1 (File Nos. 33-81008, 33-81008-01 and 33-81008-02).

 (4) Incorporated by reference to the exhibit shown in parentheses contained in the Registrants' Registration Statement on Form S-4 (File Nos. 33-93808 and 33-03808-01).

 (5) Incorporated by reference to the exhibit shown in parentheses contained in Form 8-K dated July 29, 1994.

 (6) Incorporated by reference to the exhibit shown in parentheses contained in Form 8-K dated January 18, 1995.

 (7) Incorporated by reference to the exhibit shown in parentheses contained in Form 8-K dated April 5, 1995.

 (8) Incorporated by reference to the exhibit shown in parentheses contained in Form 8-K dated May 12, 1995.

 (9) Incorporated by reference to the exhibit shown in parentheses contained in Form 8-K dated August 31, 1995.

(10) Incorporated by reference to the exhibit shown in parentheses contained in Form 10-K dated December 31, 1994.

(11) Incorporated by reference to the exhibit shown in parentheses contained in Form 10-K dated December 31, 1995.

(b)     Reports on Form 8-K:

   None



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE
NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


   No annual report or proxy statement has been sent to the security holders of the Company.



INDEX TO EXHIBITS

                                                                                                                 Sequentially
       Exhibit                                                     Numbered
       Number                                                        Page

         (9)3.1     Fifth Amended and Restated Agreement of
                    Limited Partnership of MCC, dated as of
                    August 31, 1995. (Exhibit 99.1)

         (1)3.2     Certificate of Limited Partnership of MCC.
                    (Exhibit 3.2)

        (11)3.3     First Amended and Restated Agreement of
                    Limited Partnership of Operating, dated June
                    9, 1995.  (Exhibit 3.3)

         (2)3.4     Certificate of Limited Partnership of
                    Operating. (Exhibit 3.20)

         (1)3.5     Certificate of Incorporation of Capital.
                    (Exhibit 3.16)

         (1)3.6     Bylaws of Capital.  (Exhibit 3.17)

         (2)3.7     Certificate of Incorporation of Capital II.
                    (Exhibit 3.13)

         (2)3.8     Bylaws of Capital II. (Exhibit 3.14)

         (4)3.9     Certificate of Incorporation of Capital III.
                    (Exhibit 3.10)

         (4)3.10    Bylaws of Capital III. (Exhibit 3.11)

         (1)4.1 Form of Indenture by and among MCC, Capital and the U.S. Trust Company of Texas, N.A., as Trustee, related to the 11 7/8%
                    Debentures. (Exhibit 4.1)

         (3)4.2     Indenture by and among MCC, Operating,
                    Capital II and the U.S. Trust Company of
                    Texas, N.A., as Trustee, relating to the 13
                    1/2% Notes. (Exhibit 4.1)

         (4)4.3     Indenture by and among MCC, Capital III and
                    Norwest Bank Minnesota National Association, relating to the 14 1/4% Notes.

        (1)10.1     Investment Banking Agreement, dated as of
                    January 17, 1990, by and among MCC, MCPI,
                    Jeffrey A. Marcus and Goldman Sachs (the
                    "Investment Banking Agreement"). (Exhibit
                    10.8)

        (1)10.2     Amendment to the Investment Banking
                    Agreement, dated as of August 1, 1990.
                    (Exhibit 10.9)

        (5)10.6 Purchase Agreement, dated as of July 1, 1994 between Crown, MCP and the Other Crown
                    Buyers. (Exhibit 10.18)

        (6)10.7 Funding and Adjustment Agreement dated as of January 18, 1995 among Crown and MCP.
                    (Exhibit 99.2)

       (10)10.8     Asset Purchase Agreement, dated March 24,
                    1995, among Marcus Cable of San Angelo, L.P.
                    and Teleservice Corporation of America.
                    (Exhibit 10.30)

        (7)10.9     Asset Purchase Agreement dated as of April
                    5, 1995, among MCA and Sammons (Exhibit 2.1)

        (8)10.10    Unit Purchase Agreement dated as of May 12,
                    1995, among MCC, MCALP, Marcus Cable of
                    Alabama, Inc. and the sellers listed therein
                    (Exhibit 99.1)

        (9)10.12    Senior Credit Facility. (Exhibit 99.2)

        (4)10.13 1995 Long-Term Incentive Plan (compensatory plan).(Exhibit 10.20)

        (6)10.14    Form of Subscription Agreement for the
                    Purchase and Sale of Class B LP Units dated
                    as of January 11, 1995, among MCC, the
                    General Partner and a new Investor. (Exhibit
                    4.2)

        (3)10.15    Form of Subscription Agreement for the
                    Purchase and Sale of Class B LP Units dated as of April 25, 1995, among MCC and certain customers. (Exhibit 10.17)

         10.16   Form of Amendment to the Senior Credit Facility,
                 dated March 14, 1997                                   85

         12.1    Computation of Ratio of Earnings to Fixed
                 Charges.                                               92

         21.1    Subsidiar                                              93

 (1) Incorporated by reference to the exhibit shown in parenthesis contained in the Registrants' Registration Statement on Form S-1 (File Nos. 33-67390 and 33-67390-01).

 (2) Incorporated by reference to the exhibit shown in parentheses contained in the Registrants' Registration Statement on Form S-1 (File Nos. 33-74104 and 33-74104-01).

 (3) Incorporated by reference to the exhibit shown in parentheses contained in the Registrants' Registration Statement on Form S-1 (File Nos. 33-81008, 33-81008-01 and 33-81008-02).

 (4) Incorporated by reference to the exhibit shown in parentheses contained in the Registrants' Registration Statement on Form S-4 (File Nos. 33-93808 and 33-93808-01).

 (5) Incorporated by reference to the exhibit shown in parentheses contained in Form 8-K dated July 29, 1994.

 (6) Incorporated by reference to the exhibit shown in parentheses contained in Form 8-K dated January 18, 1995.

 (7) Incorporated by reference to the exhibit shown in parentheses contained in Form 8-K dated April 5, 1995.

 (8) Incorporated by reference to the exhibit shown in parentheses contained in Form 8-K dated May 12, 1995.

 (9) Incorporated by reference to the exhibit shown in parentheses contained in Form 8-K dated August 31, 1995.

(10) Incorporated by reference to the exhibit shown in parentheses contained in Form 10-K dated December 31, 1994.

(11) Incorporated by reference to the exhibit shown in parentheses contained in Form 10-K dated December 31, 1995.








                  INDEPENDENT AUDITORS' REPORT


The Partners
Marcus Cable Company, L.P.:


We have audited the accompanying consolidated financial statements of Marcus Cable Company, L.P. as listed in the index in Item 14(a). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marcus Cable Company, L.P. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





Dallas, Texas
February 21, 1997, except for note 12,
    which is as of March 14, 1997


           MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

                   Consolidated Balance Sheets

                   December 31, 1996 and 1995

                         (in thousands)

                    Assets                            1996         1995
Current assets:
 Cash and cash equivalents                        $     6,034  $    17,409
 Accounts  receivable, net of allowance of
   $1,900 in 1996 and $1,564 in 1995                   17,043       16,946
 Prepaid expenses                                       2,432        1,860
        Total current assets                           25,509       36,215

Property and equipment, net (notes 2 and 3)           578,507      538,452

Other assets, net (note 4)                          1,083,534    1,185,387
                                                  $ 1,687,550  $ 1,760,054

      Liabilities and Partners' Capital

Current liabilities:
 Current maturities of long-term debt (note 6)    $    41,819  $       339
 Accrued liabilities (note 5)                          49,405       50,350
 Accrued interest                                      10,664       12,734
        Total current liabilities                     101,888       63,423

Long-term debt (note 6)                             1,396,652    1,407,551
Subsidiary limited partner interests (note 7)            (246)        (246)
Partners' capital - redeemable partner
  interests (note 8)                                  189,256      289,326

Commitments and contingencies (notes 6, 8 and 11)
                                                  $ 1,687,550  $ 1,760,054

See accompanying notes to consolidated financial statements.


           MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

              Consolidated Statements of Operations

          Years ended December 31, 1996, 1995 and 1994

                         (in thousands)

                                         1996         1995        1994
Revenues:
 Cable services                     $  432,172   $  195,004  $   63,629
 Management fees                         2,335        3,290       1,118
        Total revenues                 434,507      198,294      64,747

Operating expenses:
 Selling, service and
  system management                    157,197       68,753      21,660
 General and administrative             73,017       33,271       9,793
 Management fees and expenses
   (note - 9)                               -            -        2,165
 Depreciation and amortization         166,429       83,723      37,412
                                       396,643      185,747      71,030
        Operating income (loss)         37,864       12,547      (6,283)

Other (income) expense:
 Interest expense                      144,681       82,911      28,105
 Gain on sale of cable systems
   (note 2)                             (6,442)     (26,409)         -
 Interest income                          (305)        (768)       (407)
 Other, net                                 -          1,234        356
                                       137,934        56,968     28,054
        Loss before subsidiary
         limited partner interest
         and extraordinary item       (100,070)      (44,421)   (34,337)

Subsidiary limited partner
 interests (note 7)                         -             -       6,034
        Loss before extraordinary
         item                         (100,070)      (44,421)   (28,303)

Extraordinary item - loss on early
  retirement of debt                        -         (8,395)    (2,307)
        Net loss                    $ (100,070)  $   (52,816) $ (30,610)


See accompanying notes to consolidated financial statements.


           MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

     Consolidated Statements of Partners' Capital (Deficit)

          Years ended December 31, 1996, 1995 and 1994

                         (in thousands)


                         Redeemable Partner Interests
                                             Class B
                                 General     Limited      Class A
                                 Partners    Partners     Partner      Total
Balance at December 31, 1993    $  (7,361)  $      -     $ (4,309)  $ (11,670)
  Distribution of preference
    returns on Class A
    units redeemed                     (7)       (721)         -         (728)
  Redemption of Class A units         (25)     (2,519)      1,272      (1,272)
  Conversion of Class A units      (3,844)       (166)      4,010          -
  Issuance of partnership units        -       22,990          -        22,990
  Net loss                        (10,053)    (19,584)       (973)     (30,610)
Balance at December 31, 1994      (21,290)         -           -       (21,290)
 Excess of purchase price over
 carrying value of certain CALP
 assets acquired (note 2)              -      (14,183)         -       (14,183)
 Issuance of partnership units         -      385,000          -       385,000
 Syndication costs                     -       (7,385)         -        (7,385)
 Net loss                            (106)    (52,710)         -       (52,816)
Balance at December 31, 1995      (21,396)    310,722          -       289,326
 Net loss                            (200)    (99,870)         -      (100,070)
Balance at December 31, 1996    $ (21,596)  $ 210,852    $     -    $  189,256


See accompanying notes to consolidated financial statements.

           MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
          Years ended December 31, 1996, 1995 and 1994
                         (in thousands)


                                                    1996        1995        1994
Cash flows from operating activities:
  Net loss                                      $(100,070)  $ (52,816)  $ (30,610)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Extraordinary item - loss on early
    retirement of debt                                 -        8,395       2,307
    Gain on sale of assets                         (6,442)    (26,409)         -
    Depreciation and amortization                 166,429      83,723      37,412
    Accretion of discount on notes                 63,278      43,739      12,264
    Subsidiary limited partner interests               -           -       (6,034)
    Changes in assets and liabilities,
     net of effects of acquisitions:
       Accounts receivable                            (70)     (2,610)     (2,411)
       Prepaid expenses                              (574)       (474)       (222)
       Other assets                                  (502)      1,721         495
       Accrued liabilities                         (3,063)     30,761       2,688
         Net cash provided by operating
          activities                              118,986      86,030      15,889

Cash flows from investing activities:
 Escrow deposit on acquisition of
   cable system                                        -           -       (5,000)
 Acquisition of cable systems and
   franchises, net of cash acquired               (10,272) (1,455,718)   (139,130)
 Net proceeds from sale of assets                  20,638      65,037          -
 Additions to property and equipment             (110,639)    (42,219)     (6,592)
         Net cash used in investing
          activities                             (110,273) (1,432,900)   (150,722)

Cash flows from financing activities:
 Proceeds from long-term debt                      65,338   1,280,003     215,000
 Repayment of long-term debt                      (95,052)   (245,000)    (95,000)
 Contributions by limited partners, net
  of syndication costs                                 -      362,615      22,990
 Payment of debt issuance costs                        -      (38,307)     (9,666)
 Payments on capital leases                          (374)       (360)         -
 Redemption of Class A partner units                   -           -       (2,000)
          Net cash provided by (used in)
            financing activities                  (30,088)  1,358,951     131,324

Net increase (decrease) in cash and
  cash equivalents                                (11,375)     12,081      (3,509)
Cash and cash equivalents at beginning of year     17,409       5,328       8,837
Cash and cash equivalents at end of year        $   6,034   $  17,409   $   5,328

Supplemental  disclosure  of  cash  flow
  information - interest paid                   $  83,473   $  27,591   $  15,868

See accompanying notes to consolidated financial statements.


           MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

                   December 31, 1996 and 1995



(1)Summary of Significant Accounting Policies

   (a) General

       Marcus  Cable  Company, L.P. ("MCC" or the  "Partnership"),
       a   Delaware   limited   partnership,   and   subsidiaries
       (collectively,  the "Company") was formed on  January  17,
       1990   for   the  purpose  of  acquiring,  operating   and
       developing cable television systems. The Company derives its primary source of revenues by providing various levels of cable television programming and services to residential and business customers. Other revenues are derived by providing management services to cable systems owned by third parties. The Company's operations are conducted through subsidiary partnerships. In July 1994, the Company formed Marcus Cable Operating Company, L.P. ("Operating"), a wholly-owned subsidiary. Operating acts as a holding company and as general partner for its subsidiary operating partnerships.

   (b) Basis of Presentation

       The   consolidated   financial   statements   include   the
       accounts of MCC and its subsidiary partnerships and corporations. All significant intercompany accounts and
       transactions   have  been  eliminated  in   consolidation.
       Certain reclassifications have been made to prior years' consolidated balances to conform to the current year presentation.

   (c) Cash Equivalents

       For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at inception to be
       cash  equivalents.   At December 31, 1996  and  1995,  the
       Company   had   cash   equivalents   of   $6,233,000   and
       $21,114,000, respectively, consisting of certificates of deposit and money market funds.

   (d) Property and Equipment

       Property and equipment are recorded at cost, including all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the cost of new customer
       installations.   Maintenance and repairs  are  charged  to
       expense   as  incurred  and  equipment  replacements   and
       betterments are capitalized.

       Property and equipment are depreciated using the straight-line method based on estimated useful lives as follows:
       buildings, 15 years; cable systems, 3 to 10 years; and vehicles and other, 3 to 10 years.

   (e) Other Assets

       Franchise rights and going concern value of acquired cable systems are amortized on a straight-line basis over
       ten   to   fifteen  years.   The  cost  of  noncompetition
       agreements is amortized by the straight-line method over the periods of the respective agreements. Deferred debt issuance costs are amortized to interest expense using the interest method over the term of the related debt.

       The  Company  assesses the recoverability of  goodwill  and
       other   intangible   assets  as  well   as   the   related
       amortization lives by determining whether the carrying value of the intangible assets can be recovered over the remaining lives through projected undiscounted future cash flows. To the extent that such projections indicate that undiscounted future cash flows are not expected to be adequate to recover the carrying amounts of the
       related   goodwill  and  other  intangible  assets,   such
       carrying  amounts are adjusted for impairment to  a  level
       commensurate  with  the  estimated  fair  value   of   the
       underlying assets.

   (f) Revenues

       Revenues from basic and premium service are recognized when the service is provided.

       Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable television system.

       Management fee revenues are recognized concurrently with the recognition of revenues by the managed cable system.

   (g) Income Taxes

       The Company has not provided for federal income taxes since such taxes are the responsibility of the individual
       partners.   The  Company's  subsidiary  corporations   are
       subject   to  federal  income  tax  but  either  have   no
       operations or have experienced net losses and, therefore, had no taxable income since their inception.

   (h) Subsidiary Limited Partner Interests

       Limited   partner  interests  of  subsidiary   partnerships
       which  are  not directly held by the Company are accounted
       for  in  a  manner  similar  to minority  interests.   Net
       income or loss and preference returns related to the limited partner interests of subsidiary partnerships are reflected in the accompanying statements of operations as "subsidiary limited partner interests."

   (i) Derivative Financial Instruments

       The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Any derivative financial instruments are used to manage well-defined interest rate risk related to the Company's outstanding debt.

       As interest  rates  change  under  interest   rate   swap
       agreements, the differential to be paid or received is recognized as an adjustment to interest expense. The Company is not exposed to credit loss as its interest rate swap agreements are with certain of the participating banks under the Company's Senior Credit Facility. The fair value of long-term debt was $1,511,233,000 and $1,511,875,000 at December 31, 1996
       and 1995, respectively.

   (j) Disclosure of Certain Significant Risks and Uncertainties

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect
       the   reported  amounts  of  assets  and  liabilities  and
       disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (k) Impairment  of Long-Lived Assets and Long-Lived  Assets  to
        Be Disposed Of

       The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and intangibles be reviewed for impairment whenever events or
       changes   in  circumstances  indicate  that  the  carrying
       amount    of    an   asset   may   not   be   recoverable.
       Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair
       value  of  the  assets.   Assets to  be  disposed  of  are
       reported at the lower of the carrying amount or fair value less costs to sell. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

(2) Acquisitions and Dispositions

    On  January  11, 1996, the Company completed the  purchase  of cable  television systems in Texas for $875,000.  On  July  8,
    1996, the Company acquired cable television systems in Mississippi for an aggregate purchase price of $2,600,000. On July 31, 1996, the Company acquired cable television systems in Indiana for a purchase price of $6,700,000. Combined acquisition costs for these systems were approximately $97,000.

    On January 18, 1995, the Company acquired cable television systems in Wisconsin and Minnesota owned and operated by Crown Media, Inc. ("Crown") and Cencom of Alabama, L.P. ("CALP") limited partner units held by Crown for an aggregate purchase price of $331,717,000. On August 31, 1995, the Company acquired all remaining CALP ordinary limited partner interests held by outside parties in exchange for convertible preference units of MCC with a $15,000,000 distribution preference and caused the redemption of all outstanding CALP special limited partnership interests and the retirement of all outstanding bank indebtedness of CALP for $138,280,000 in cash. On November 1, 1995, the Company acquired certain cable television systems owned and operated by Sammons Communications, Inc. ("Sammons") for a purchase price of $961,701,000 plus direct acquisition costs of $31,187,000 and less assumed liabilities of $4,524,000. Other miscellaneous acquisitions of cable television systems were also completed in 1995 for $2,357,000.

    On July 29, 1994, the Company acquired cable television systems in Wisconsin and Minnesota from Star Cablevision Group ("Star"), an unaffiliated third party, for $139,232,000. On September 1, 1994, the Company acquired from Crown the general partner interest in CALP, the management contract pursuant to which the Company provided management services to CALP, and accrued and unpaid management fees, for total cash consideration of $2,878,000. Management fees earned by the Company under the management contract during the years ended December 31, 1995 and 1994 were $1,082,000 and $532,000, respectively.

    The acquisitions discussed above were accounted for as purchases and, accordingly, the purchase prices were allocated to tangible and intangible assets based on estimated fair market values at the dates of acquisition. Fair market values were determined using independent appraisers, or in the case of the smaller acquisitions, estimated based on previous acquisitions. Operating results of the acquired companies are included in the accompanying financial statements from the dates of acquisition except for operating results of Crown, which are included as of January 1, 1995. In connection with the acquisitions, the Company also assumed responsibility for settling outstanding receivables and payables of the cable television systems acquired. Net assets acquired as a result of these acquisitions are summarized as follows (in thousands):

                                        1996         1995          1994
      Working capital deficit         $    -     $  (15,900)   $      -
      Property and equipmen             5,004       485,410       34,147
      Franchise rights                  4,861       959,651       94,437
      Going concern value                  -         33,055       10,412
      Noncompetition agreements           383        12,160          100
      Other assets                         24         1,342        3,014
         Total purchase price (1995
          includes $5,000 from
          escrow paid in 1994 and
          1994 includes $2,980 from
          escrow paid in 1993)        $10,272    $1,475,718    $142,110


   Prior to the final CALP acquisition, certain partners in MCC who hold a controlling interest in MCC also held an interest in CALP. Because of this common ownership interest, the predecessor cost was used to value the assets acquired to the extent of the investment held in CALP by the partners in MCC. A charge of $14,183,000 which was made to partners' capital represents the excess of the consideration paid over the carrying value of the investment in CALP held by partners in MCC. For accounting purposes, such excess is reflected as a reduction in the partners' capital accounts of MCC.

   On October 11, 1996, the Company sold the cable television systems operating in Washington for a cash purchase price of $20,638,000, net of selling costs. The sale resulted in a gain of $6,442,000.

   On  June  30,  1995,  the Company sold  the  cable  television systems operating in and around San Angelo, Texas to TeleService Corporation of America for a cash purchase price of $65,037,000, net of selling costs. The sale resulted in a gain of $26,409,000. Net proceeds from the sale were used to retire outstanding borrowings under Operating's then existing senior credit facility.

   Unaudited pro forma financial information for the years  ended
   December  31,  1996 and 1995 as though the   acquisitions  and
   dispositions discussed above had occurred at January  1,  1995 follows (in thousands):

                                                     1996           1995
        Revenues                                 $  432,698     $  398,141
        Operating income                             37,310         11,263
        Net loss                                   (100,624)      (140,186)


(3)Property and Equipment

   Property  and equipment consists of the following at  December
   31, 1996 and 1995 (in thousands):

                                                      1996           1995
        Cable systes                              $ 670,829      $ 567,542
        Vehicles and other                           26,008         19,826
        Land and buildings                           13,256         10,362
                                                    710,093        597,730
        Accumulated depreciation                   (131,586)       (59,278)
                                                  $ 578,507      $ 538,452

(4)Other Assets

   Other  assets  consist of the following at December  31,  1996 and 1995 (in thousands):

                                                      1996           1995
        Franchise rights                        $ 1,175,009   $ 1,181,243
        Going concern value of acquired
         cable systems                               45,969        45,856
        Noncompetition agreements                    31,914        32,633
        Debt issuance costs                          43,500        43,246
        Other                                         1,069         1,071
                                                  1,297,461     1,304,049
        Accumulated amortization                   (213,927)     (118,662)
                                                $ 1,083,534   $ 1,185,387

(5)Accrued Liabilities

   Accrued liabilities consist of the following at December 31, 1996 and 1995 (in thousands):

                                                      1996         1995
   Accrued property taxes                          $  3,830    $  3,552
   Accrued acquisition costs                          2,838       3,438
   Accrued programming cost                           8,301       8,371
   Accrued franchise fees                             9,429       8,730
   Accrued operating liabilities                     20,377      18,916
   Other accrued liabilities                          4,630       7,343
                                                   $ 49,405    $ 50,350

(6)Long-term Debt

   The Company has outstanding borrowings on long-term debt arrangements at December 31, 1996 and 1995 as follows (in thousands):

                                                      1996         1995
     Senior Credit Facility                      $  855,000   $  885,000
     13 1/2% Senior Subordinated Discount Notes     295,119      258,979
     14 1/4% Senior Discount Notes                  185,862      162,027
     11 7/8% Senior Debentures                      100,000      100,000
     Capital leases and other notes                   2,490        1,884
                                                  1,438,471    1,407,890
     Less current maturities                         41,819          339
                                                 $1,396,652   $1,407,551

   On August 31, 1995, the Company entered into the Senior Credit Facility, which provides for two term loan facilities, one of which is in the principal amount of $490,000,000 and matures on December 31, 2002 ("Tranche A") and the other of which is in the principal amount of $300,000,000 and matures on April 30, 2004 ("Tranche B"). The Senior Credit Facility provides for scheduled amortization of the two term loan facilities beginning in September 1997. The Senior Credit Facility also provides for a $310,000,000 Revolving Credit Facility, with a maturity date of December 31, 2002. At December 31, 1996, there were borrowings of $790,000,000 under the two term loan facilities and $65,000,000 under the Revolving Credit Facility. Amounts outstanding under the Senior Credit Facility bear interest at either the i) Eurodollar rate, ii) prime rate or iii) CD base rate, in each case plus a margin of up to 2.75% subject to certain adjustments based on the ratio of Operating's total debt to annualized operating cash flow, as defined. At December 31, 1996, borrowings under the Senior Credit Facility bore interest at rates ranging from 6.75% to 8.25% under the Eurodollar rate option. The Senior Credit Facility, among other things, provides for (i) a pledge by Operating of all partnership interests in the subsidiary operating partnerships and (ii) a pledge by Operating of intercompany notes payable to it by the subsidiary operating partnerships. All borrowings outstanding under the Senior Credit Facility are guaranteed by MCC on an unsecured basis. The Company pays a commitment fee of .250% to .375% on the unused commitment under the facilities. Commitment fees on the unused portion of credit facilities amounted to $866,000, $788,000 and $225,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

   On  June  9,  1995, MCC issued $299,228,000 of 14 1/4%  Senior
   Discount Notes due December 15, 2005 (the "14 1/4% Notes") for net proceeds of $150,003,000. The 14 1/4% Notes are unsecured and rank pari passu to the 11 7/8% Debentures (defined below). The 14 1/4% Notes are redeemable at the option of MCC at amounts decreasing from 107% to 100% of par beginning on June 15, 2000. No interest is payable until December 15, 2000. Thereafter interest is payable semi annually until maturity. The discount on the 14 1/4% Notes is being accreted using the interest method. The unamortized discount was $113,365,000 and $137,201,000 at December 31,
   1996 and 1995, respectively. Proceeds from the 14 1/4% Notes were used to retire outstanding borrowings under Operating's then existing senior credit facility.

   On July 29, 1994, the Company, through Operating, issued $413,461,000 face amount of 13 1/2% Senior Subordinated Discount Notes due August 1, 2004 (the "13 1/2% Notes") for net proceeds of approximately $215,000,000. The 13 1/2% Notes are unsecured, are guaranteed by MCC and are redeemable, at the option of Operating, at amounts decreasing from 105% to 100% of par beginning on August 1, 1999. No interest is payable on the 13 1/2% Notes until February 1, 2000. Thereafter, interest is payable semiannually until maturity. The discount on the 13 1/2% Notes is being accreted using the interest method. The unamortized discount was $118,341,000 and $154,482,000 at December 31, 1996 and
   1995, respectively. Proceeds from the 13 1/2% Notes were used to retire outstanding borrowings under the Company's then  existing  senior credit facility and to  fund  the  1994 acquisitions.

   On October 13, 1993, the Company issued $100,000,000 principal amount of 11 7/8% Senior Debentures due October 1, 2005 (the "11 7/8% Debentures"). The 11 7/8% Debentures are unsecured and are redeemable at the option of the Company on or after October 1, 1998 at amounts decreasing from 105.9% to 100% of par at October 1, 2002, plus accrued interest, to the date of redemption. Interest on the 11 7/8% Debentures is payable semiannually each April 1 and October 1 until maturity. Proceeds from the 11 7/8% Debentures, together with borrowings under the Company's then existing senior credit facility, were used to repay indebtedness of subsidiary operating partnerships and to redeem certain MCC preference units.

   The 14 1/4% Notes, 13 1/2% Notes, 11 7/8% Debentures and Senior Credit Facility all require the Company and/or its subsidiaries to comply with various financial and other covenants, including the maintenance of certain operating and financial ratios. These debt instruments also contain substantial limitations on, or prohibitions of, distributions, additional indebtedness, liens, asset sales and certain other items.

   The Company entered into certain interest rate swap agreements with certain of the participating banks under the Company's Senior Credit Facility in order to reduce the impact of changes in interest rates on its floating rate long-term debt. At December 31, 1996, interest rate swap agreements covering a notional balance of $650,000,000 are outstanding. These outstanding swap agreements mature during 1997 and 1998 and require the Company to pay a fixed rate of 5.77% to 5.81% while the counterparty pays a floating rate based on the one or three-month London Interbank Borrowing Offered Rate ("LIBOR"). Extensions for additional periods are available at the option of the counterparties. During the year ended December 31, 1996, the Company recognized additional expenses under its interest rate swap agreements of $130,000. During the year ended December 31, 1995, the Company recognized benefits of $95,000 under its interest rate swap agreements. There are no significant differences between the fair value and carrying value of the interest rate swaps.

   A  summary of the future maturities of long-term debt  follows
   (in thousands):

            1997                     $      41,819
            1998                            68,124
            1999                            78,134
            2000                            89,405
            2001                           106,255
            Thereafter                   1,054,734
                                     $   1,438,471

(7) Subsidiary Limited Partner Interests

    Subsidiary limited partner interests represent limited partner units of the subsidiary partnerships held by entities affiliated with, but not a part of, the Company. These limited partner units have voting rights and share in the profit or loss of the respective partnerships. Certain of the subsidiary limited partner interests receive preference returns on their capital contributions. A summary of transactions in subsidiary limited partner interests during the three years ended December 31, 1996 follows (in thousands):


                                               1996     1995      1994
     Balance at beginning of year            $(246)    $(246)   $ 5,788
     Accrued preference returns (through
      July 29, 1994)                            -         -         764
     Net loss                                   -         -      (6,798)
     Balance at end of year                  $(246)    $(246)   $  (246)


   Certain subsidiary limited partner interests were allocated losses in excess of their contributed capital to the extent that the fair value of assets contributed by the subsidiary limited partners exceeded the book value at the date of contribution. As of July 29, 1994, preference returns are no longer accrued on subsidiary limited partner interests.

(8) Partners' Capital - Redeemable Partner Interests

    (a)Classes of Partnership Interests

       The    MCC    partnership   agreement   (the   "partnership
       agreement") requires the dissolution of the Partnership no later than December 31, 2005, unless extended on an annual basis by the affirmative vote of holders of 51% or more of the outstanding Class B Units and the written consent of the General Partner. Class B Units consist of General Partner Units ("GP Units") and Limited Partner Units ("LP Units"). GP Units include GP Profits Units, DCA Class B Units and Class B Units, and LP Units consist of Class B LP Units. To the extent that GP Units have the right to vote, GP Units vote as Class B Units together with Class B LP Units. Voting rights of Class B
       LP   Units  are  limited  to  items  specified  under  the
       partnership agreement including, but not limited to, certain amendments to the partnership agreement, the issuance of additional GP Profits Units or Class B LP Units, dissolution of the Partnership or removal of the General Partner. At December 31, 1996, 294,937.67 Class B LP Units and 18,848.19 GP Units were outstanding.

       The partnership agreement also provides for the issuance of a class of Convertible Preference Units. These units are entitled to a general distribution preference over the Class B LP Units and are convertible into Class B LP
       Units.   The  Convertible Preference Units  vote  together
       with Class B Units as a single class, and the voting percentage of each Convertible Preference Unit, at a given time, will be based on the number of Class B LP Units into which such Convertible Preference Unit is then convertible. In connection with the acquisition of CALP in August 1995, MCC issued 7,500 Convertible Preference Units with a distribution preference and conversion price of $2,000 per unit.

       The partnership agreement permits the General Partner, at its sole discretion, to issue up to 31,517 Employee Units
       (classified   as   Class  B  Units)  to  key   individuals
       providing services to the Company. Employee Units are not entitled to distributions until such time as all
       units   have  received certain distributions as calculated
       under    provisions    of   the   partnership    agreement
       ("subordinated thresholds"). At December 31, 1996 and 1995, 27,758.2 and 27,705.2 Employee Units, respectively, were outstanding with a subordinated threshold ranging from $1,600 to $1,750 per unit. The Company believes that the Employee Units issued have no current value.

   (b) Redemption Rights

       Upon the occurrence of certain key events (as defined in the partnership agreement), the GP Units held by the General Partner shall be immediately converted into an
       equivalent  number of Class B LP Units.   The  holders  of
       the converted Class B LP Units, from and after January 1, 1999, have the right to cause MCC to purchase all units held by such holders, and MCC has the right to purchase from the General Partner, upon affirmative vote of 51% or more of the outstanding Class B LP Units, all such units held by the General Partner, at a price equal to their fair market value, to the extent permitted by the 14 1/4% Notes, 11 7/8% Debentures, 13 1/2% Notes and the Senior Credit Facility. In addition, in the event the General
       Partner   fails   to  timely  dissolve   the   Partnership
       following the vote by holders of 51% or more of the Class B Units, then the holders of the Class B LP Units (other than Class B Units held by the General Partner) shall have the right to require MCC to purchase all of the Class B Units held by such holders at a price equal to their fair market value, to the extent permitted by the 14 1/4% Notes, 11 7/8% Debentures, 13 1/2% Notes and the Senior Credit Facility.

   (c) General Partner and Class A Partner

       Marcus   Cable  Properties,  L.P.  ("Properties")  is   the
       General Partner of the Company and was also a Class A partner through July 29, 1994. On that date, the Company redeemed 1,272.126 Class A partnership units with a face value of $1,000 per unit and cumulative unpaid preference returns of $727,875 for cash of $2,000,000. Also on that date, the remaining 3,405.944 Class A units with a face value of $1,000 per unit and cumulative unpaid preference returns of $1,971,474 were converted into 3,934.53 Class B Units and 201.95 Class B LP units of MCC, each with a face value of $1,300 per unit.

   (d) Allocation of Income and Loss to Partners

       Income and loss are allocated in accordance with the partnership agreement. Generally, income is allocated as follows:

       (1) First,  among  the  partners whose  unreturned  capital
           contributions   exceed  their  capital   accounts   in
           proportion  to  such  excesses  until  each  partner's
           capital   account  equals  such  partner's  unreturned
           capital contributions;

       (2) Next,  to  the  holders of Class B Units  in  the  same
           proportions,   and   in   the   same    amounts,    as
           distributions are or would be made as discussed below; and

       (3) Finally,   to   the  holders  of  Class  B   Units   in
           accordance with their Class B percentage interests.

       Generally, losses are allocated as follows:

       (1) If any of the partners have capital accounts that exceed their unreturned capital contributions, among the partners whose capital accounts exceed their unreturned capital contributions in proportion to
           such   excesses  until  each  such  partner's  capital
           account  equals  its unreturned capital  contribution;
           and

       (2) Next,  to  the  holders of Class B Units in  accordance
           with    their    unreturned    capital    contribution
           percentages.

       The General Partner is allocated a minimum of .2% to 1% of income or loss at all times, depending on the level of capital contributions made by the partners.

   (e) Distributions

       The amount of distributions is at the discretion of the General Partner, subject to the restrictions in the 14 1/4% Notes, 11 7/8% Debentures, 13 1/2% Notes and Senior Credit Facility (see note 6). The manner of distribution is as follows:

       (1) First, to each partner in an amount sufficient to pay income taxes on net taxable income allocated to each partner;

       (2) Next, to the holders of Convertible Preference Units in accordance with their unpaid preference amount
           (currently $15,000,000) until each partner's unpaid preference amount is reduced to zero;

       (3) Next,  to  the  holders of Class B Units in  accordance
           with    their    unreturned    capital    contribution
           percentages until each partner's unreturned capital contribution is reduced to zero;

       (4) Next, to the holders of Class B Units (exclusive of all or certain Employee Units), in accordance with their Class B percentage interests until a defined threshold has been met.

       (5) Finally,   to   the  holders  of  Class  B   Units   in
           accordance with the Class B percentage interests.

   (f) Capital Contributions

       The  partnership agreement requires the General Partner  to
       make   such  additional  contributions  to  MCC   as   are
       necessary to maintain at all times a minimum capital account balance equal to either 1% of the aggregate positive capital account balances of all the partners of MCC or $500,000, whichever is less. The limited partners
       are    not    required   to   make   additional    capital
       contributions,  and no partner has the right  to  withdraw
       its   capital   contribution  during  the  term   of   the
       Partnership.

   (g) Issuance of Partnership Units

       During the year ended December 31, 1994, MCC issued Class B LP Units for cash of $22,990,000 to partially fund the
       purchase  of  cable television systems from Star.   During
       the year ended December 31, 1995, MCC issued Class B LP Units for cash of $362,615,000, net of equity syndication fees of $7,385,000 paid to certain limited partners, and
       Convertible   Preference   Units   with   a   distribution
       preference of $15,000,000 to partially fund the purchases of Sammons, CALP and Crown.

(9) Related Party Transactions

    Through July 29, 1994, each subsidiary partnership had a management agreement with Marcus Cable Management, Inc. ("MMI"), an affiliated entity, whereby MMI provided various general, administrative and operating services to the partnerships. The management fee paid by each subsidiary for these services was 5.5% of revenues. The Company and its subsidiary partnerships recorded management fees and expenses of $2,165,000 for the year ended December 31, 1994, pursuant to this agreement. The management fees were discontinued on July 29, 1994, and the employees and related expenses of MMI became a part of the Company.

    In connection with the acquisitions in 1995 and 1994, fees of $5,250,000 and $1,500,000, respectively, were paid to Properties for services directly related to the Sammons, Crown and Star acquisitions. In addition, strategic advisory fees of $18,309,000 were paid to certain limited partners in connection with the acquisition of Sammons in 1995. The fees were capitalized as part of the cost of acquiring the cable television systems.

(10) Employee Benefit Plan

    The Company sponsors a 401(k) plan for its employees whereby employees that qualify for participation under the plan can contribute up to 15% of their salary, on a before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matches participant contributions  up  to  a  maximum of  2%  of  a  participant's salary. For the years ended December 31, 1996, 1995 and 1994, the Company made contributions to the plan of approximately $480,000, $247,000 and $83,000, respectively.

(11) Commitments and Contingencies

    The Company rents pole space from various companies under agreements which are generally cancelable on short notice and leases office space for system and corporate offices. Lease and rental costs charged to expense for the years ended December 31, 1996, 1995 and 1994 were approximately $6,775,000, $3,093,000 and $461,000, respectively.

    In October 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). During May 1993, pursuant to authority granted to it under the 1992 Cable Act, the Federal Communications Commission ("FCC") issued its rate regulation rules which became effective September 1, 1993. These rate regulation rules required certain cable systems in franchise areas which receive certification and are not subject to effective competition, as defined, to set rates for basic and cable programming services, as well as related equipment and installations, pursuant to general cost-of-service standards or FCC prescribed benchmarks. These FCC benchmarks were based on an average 10% competitive differential between competitive and non-competitive systems. Effective September 1, 1993, regulated cable systems not electing cost-of-service were required to reduce rates to the higher of the prescribed benchmarks or rates that were 10% below those in effect on September 1, 1992.

    In February 1994, the FCC announced further changes in its rate regulation rules and announced its interim cost-of-service standards. In connection with these changes, the FCC issued revised benchmark formulas, based on a revised competitive differential of 17%, which became effective on May 15, 1994 or if certain conditions were met, on July 14, 1994. Regulated cable systems were required to reduce rates to the higher of the new FCC prescribed benchmarks or rates that were 17% below those in effect on September 1, 1992.

    On February 1, 1996 Congress passed S.652, "The Telecommunications Act of 1996" (the "Act"), which was subsequently signed into law on February 8, 1996. This new law altered federal, state and local laws and regulations for telecommunications providers and services, including the Company. There are numerous rulemakings to be undertaken by the FCC which will interpret and implement the Act. It is not possible at this time to predict the outcome of such rulemakings. Several aspects of the Act impact cable television, including the elimination of regulation of the cable programming service tier as of March 31, 1999.

    The Company believes that it has complied with all provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions which have chosen not to certify, refunds covering a one-year period of basic service may be ordered upon certification if the Company is unable to justify its rates. The amount of refund liability, if any, to which the Company could be subject in the event that these systems' rates are successfully challenged by franchising authorities is not currently estimable.

    During the year ended December 31, 1994, the Company paid rate refunds of approximately $944,000 to its cable customers as a result of rate orders issued by certain franchise authorities within certain cable systems which have subsequently been sold.

    The Company is involved in various claims and lawsuits which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

(12) Subsequent Event

    On March 14, 1997, the Company entered into an agreement to amend its Senior Credit Facility. The amendment provides for, among other items, a reduction in the interest rate margins under the Senior Credit Facility as well as increased flexibility for the Company as it relates to investments, permitted lines of businesses and the incurrence of unsecured indebtedness. In addition, the availability under the Revolving Credit Facility was increased from $310,000,000 to $360,000,000.

(13) Financial Information

    The  following  schedules  present  balance  sheet  and  statement   of
    operations information of the Company as of and for the year ended December 31, 1996:



                           Combined                                Operating
                           Operating   Capital             Elimin-   Consol-          Capital        Elimin-
     Assets               Partnerships    II   Operating   ations    idated   Capital   III   MCC    ations    Company
Current assets:
 Cash and cash equivalents     8,126       1     (2,849)       ---      5,278      1      1     754      ---      6,034
 Accounts receivable, net     26,649     ---    (12,966)     3,360     17,043    ---    ---     ---      ---     17,043
 Prepaid expenses and other    1,896     ---        536        ---      2,432    ---    ---     ---      ---      2,432
                              ------   -----    -------      -----      -----  -----  -----   -----    -----     ------
  Total current assets        36,671       1    (15,279)     3,360     24,753      1      1     754      ---     25,509

Property and equipment, net  572,990     ---      5,517        ---    578,507    ---    ---     ---      ---    578,507
Other assets, net          1,084,284     ---  1,536,473 (1,527,515  1,093,242    ---    ---  (3,040)  (6,668) 1,083,534
Investment in subsidiaries       ---     ---    189,573   (189,573)       ---    ---    --- 480,373 (480,373)       ---
                               -----   -----      -----       -----       ---  -----  -----   -----    -----      -----
       Total assets        1,693,945       1  1,716,284 (1,713,728) 1,696,502      1      1 478,087 (487,041) 1,687,550
                               =====   =====      =====       =====     =====  =====  =====   =====    =====      =====

Liabilities and Partners' Capital

Current liabilities:
 Current maturities of
   long-term debt               183      ---     41,636        ---     41,819    ---    ---     ---      ---     41,819
 Accrued liabilities         60,179      ---     76,520    (80,626)    56,073    ---    ---     ---   (6,668)    49,405
 Accrued interest            10,664      ---      7,695    (10,664)     7,695    ---    ---   2,969      ---     10,664
                              -----    -----      -----       -----     -----  -----  -----   -----    -----      -----
   Total current liabilities 71,026      ---    125,851    (91,290)   105,587    ---    ---   2,969   (6,668)   101,888

Long-term debt            1,433,347      ---  1,110,308 (1,432,865) 1,110,790    ---    --- 285,862      ---  1,396,652
Subsidiary limited
  partner interest              ---      ---       (246)       ---       (246)   ---    ---     ---      ---       (246)
Partners' capital           189,572        1    480,371   (189,573)   480,371      1      1 189,256 (480,373)   189,256
                             -----     -----      -----      -----      -----  -----  -----   -----    -----      -----
   Total liabilities and
     partners' capital    1,693,945        1  1,716,284 (1,713,728) 1,696,502      1      1 478,087 (487,041) 1,687,550
                              =====    =====      =====      =====      =====  ====== ======  =====    =====      =====


                         Combined                              Operating
                         Operating   Capital           Elimin-  Consol-          Capital         Elimin-
                        Partnerships    II   Operating ations   idated   Capital   III     MCC   ations  Company
Revenues:
 Cable services            432,172      ---       ---      ---  432,172     ---     ---      ---     ---  432,172
 Management fees               ---      ---     2,335      ---    2,335     ---     ---      ---     ---    2,335
                             -----    -----     -----    -----    -----   -----   -----    -----   -----    -----
    Total revenues         432,172      ---     2,335      ---  434,507     ---     ---      ---     ---  434,507

Operating expenses:
 Selling, service and
  system management        155,279      ---     1,918      ---  157,197     ---     ---      ---     ---  157,197
 General and administrative 60,870      ---    12,147      ---   73,017     ---     ---      ---     ---   73,017
 Allocated corporate
  costs                     12,150      ---   (12,150)     ---      ---     ---     ---      ---     ---      ---
 Depreciation and
  amortization             165,511      ---       918      ---  166,429     ---     ---      ---     ---  166,429
                             -----    -----     -----    -----    -----   -----   -----    -----   -----    -----
                           393,810      ---     2,833      ---  396,643     ---     ---      ---     ---  396,643
                             -----    -----     -----    -----    -----   -----   -----    -----   -----    -----
   Operating income (loss)  38,362      ---      (498)     ---   37,864     ---     ---      ---     ---   37,864

Other (income) expense:
 Interest expense          145,353      ---   107,915 (145,272) 107,996     ---     ---   36,685     ---  144,681
 Interest income               312      ---  (145,876) 145,272     (292)    ---     ---      (13)    ---     (305)
 (Gain) on sale of assets   (6,442)     ---       ---      ---   (6,442)    ---     ---      ---     ---   (6,442)
 Equity earnings of
   subsidiaries                ---      ---   100,861 (100,861)     ---     ---     ---   63,398 (63,398)     ---
                             -----    -----     -----    -----    -----   -----   -----    -----   ------   -----
                           139,223      ---    62,900 (100,861) 101,262     ---     ---  100,070 (63,398) 137,934
                             -----    -----     -----    -----    -----   -----   -----    -----   -----    -----
     Net loss (loss)      (100,861)     ---   (63,398) 100,861  (63,398)    ---     --- (100,070) 63,398 (100,070)
                             =====    =====     =====    =====    =====   =====   =====    =====   =====   ======


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

                    MARCUS CABLE COMPANY, L.P.
                    (Registrant)

                    By:  Marcus Cable Properties, L.P., its
                         general partner,

                         By:  Marcus Cable Properties, Inc., its
                              general partner,

March 26, 1997                By:  /s/ Jeffrey A. Marcus
                                   Jeffrey A. Marcus
                              Its: President and Chief Executive
                                   Officer

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


                    MARCUS CABLE OPERATING COMPANY, L.P.
                    (Registrant)

                    By:  Marcus Cable Company, L.P., its general
                         partner,

                         By:  Marcus Cable Properties, L.P., its
                              general partner,

                              By:  Marcus Cable Properties, Inc.,
                                   its general partner,

March 26, 1997                By:  /s/ Jeffrey A. Marcus
                                   Jeffrey A. Marcus
                              Its: President and Chief Executive
                                   Officer

                              By:  /s/ Thomas P. McMillin
                                   Thomas P. McMillin
                              Its: Senior Vice President and
                                   Chief Financial Officer

                    MARCUS CABLE CAPITAL CORPORATION
                    (Registrant)

March 26, 1997                By:  /s/ Jeffrey A. Marcus
                                   Jeffrey A. Marcus
                              Its: President and Chief Executive
                                   Officer


                              By:  /s/ Thomas P. McMillin
                                   Thomas P. McMillin
                              Its: Senior Vice President and
                                   Chief Financial Officer



                    MARCUS CABLE CAPITAL CORPORATION II
                    (Registrant)

March 26, 1997                By:  /s/ Jeffrey A. Marcus
                                   Jeffrey A. Marcus
                              Its: President and Chief Executive
                                   Officer


                              By:  /s/ Thomas P. McMillin
                                   Thomas P. McMillin
                              Its: Senior Vice President and
                                   Chief Financial Officer



                    MARCUS CABLE CAPITAL CORPORATION III
                    (Registrant)

March 26, 1997                By:  /s/ Jeffrey A. Marcus
                                   Jeffrey A. Marcus
                              Its: President and Chief Executive
                                   Officer


                              By:  /s/ Thomas P. McMillin
                                   Thomas P. McMillin
                              Its: Senior Vice President and
                                   Chief Financial Officer