Form 10-Q
period 1997-03-31
MARCUS CABLE CO LP; MARCUS CABLE CAPITAL CORP; MARCUS CABLE OPERATING CO LP; MARCUS CABLE CAPITAL CORP II; MARCUS CABLE CAPITAL CORP III
filed 1997-05-15
CIK 910629, 910630, 926329, 926332, 947184

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

   X   Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1997

                               or

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

     2911 TURTLE CREED BOULEVARD, SUITE 1300
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

               INDEX TO QUARTERLY REPORT FORM 10-Q
                         MARCH 31, 1997
                                                                  Page No.
          Definitions                                                  3-4

PART I    FINANCIAL INFORMATION

Item 1:   Financial Statements - Marcus Cable Company, L.P.
            and Subsidiaries

          Consolidated Balance Sheets as of
          March 31, 1997 and December 31, 1996                           5

          Consolidated Statements of Operations
          for the Three Months Ended March 31, 1997 and 1996             6

          Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 1997 and 1996             7

          Notes to the Consolidated Financial Statements              8-12

          Consolidating Schedules                                    13-14

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

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q contains statements that are forward looking, such as statements relating to the effects of future regulation, future capital commitments and future acquisitions.
Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates. Investors are cautioned that all forward-looking statements involve risks and uncertainties.

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         15-21


PART II   OTHER INFORMATION

Item 1:   Legal Proceedings                                              22

Item 2:   Changes in Securities                                          22

Item 3:   Defaults Upon Senior Securities                                22

Item 4:   Submission of Matters to a Vote of Security Holders            22

Item 5:   Other Information                                              22

Item 6:   Exhibits and Reports on Form 8-K                               22


                           DEFINITIONS

     When used herein, the following terms will have the meaning indicated.
      Term                             Definition
11 7/8% Debentures            11 7/8%Senior Debentures, due
                              October 1, 2005, which are
                              obligations of MCC and Capital
13 1/2% Notes                 13 1/2% Senior Subordinated
                              Guaranteed Discount Notes, due
                              August 1, 2004, which are
                              obligations of Operating and
                              Capital II that are guaranteed by
                              MCC
14 1/4% Notes                 14 1/4% Senior Discount Notes, due
                              December 15, 2005, which are
                              obligations of MCC and Capital III
1992 Cable Act                Cable Television Consumer
                              Protection and Competition Act of
                              1992
1996 Telecom Act              Telecommunications Act of 1996
Capital                       Marcus Cable Capital Corporation
Capital II                    Marcus Cable Capital Corporation II
Capital III                   Marcus Cable Capital Corporation
                              III
Company                       Marcus Cable Company, L.P. and
                              subsidiaries
CPST                          Cable Programming Service Tier
EBITDA                        Earnings Before Interest, Taxes,
                              Depreciation and Amortization
FCC                           Federal Communications Commission
Goldman Sachs                 Goldman, Sachs & Co.
LIBOR                         London InterBank Offered Rate
Maryland Cable                Maryland Cable Partners, L.P.
Maryland Cable Agreement      The management agreement between
                              Operating and Maryland Cable
Maryland Cable System         Cable system owned by Maryland
                              Cable
MCC                           Marcus Cable Company, L.P. and
                              subsidiaries
MCA                           Marcus Cable Associates, L.P.
MCALP                         Marcus Cable of Alabama, L.P.
MCDM                          Marcus Cable of Delaware and
                              Maryland, L.P.
MCP                           Marcus Cable Partners, L.P.
Operating                     Marcus Cable Operating Company,
                              L.P.
Operating Partnerships        MCP, MCDM, MCALP and MCA
Sammons                       Sammons Communications, Inc. and
                              certain of its subsidiaries
Sammons Systems               Certain cable television systems
                              purchased from Sammons

Senior Credit Facility        $1,150,000,000 Credit Agreement
                              among Operating, MCC, Banque
                              Paribas, Chase Manhattan Bank,
                              Citibank, N.A., The First National
                              Bank of Boston, Goldman Sachs,
                              Union Bank and certain other
                              lenders referred to therein, dated
                              as of August 31, 1995, as amended
SFAS                          Statement of Financial Accounting
                              Standard
Systems                       Cable television systems owned by
                              the Company

                                4

             MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

                    Consolidated Balance Sheets
                          (in thousands)

                                        March 31,  December 31,
               Assets                     1997         1996
                                      (unaudited)
Current assets:
     Cash and cash equivalents       $    21,905   $   6,034
     Accounts receivable, net
      of allowance of $1,895 and
      $1,900, respectively                15,440       17,043
     Prepaid expenses and other            3,420        2,432
                                     -----------   ---------
          Total current assets            40,765       25,509

Property and equipment, net (note 2)     582,225      578,507

Other assets, net (note 3)             1,060,958    1,083,534
                                     -----------   ----------
                                     $ 1,683,948   $1,687,550
                                     ===========   ==========

Liabilities and Partners' Capital

Current liabilities:
Current maturities of
  long-term debt (note 5)            $    58,071   $   41,819
     Accrued liabilities (note 4)         44,784       49,405
     Accrued interest                     10,521       10,664
                                     -----------   ----------
          Total current liabilities      113,376      101,888

Long-term debt (note 5)                  140,673      139,665

Subsidiary limited partner interests        (246)        (246)

Partners' capital                         164,079     189,256

Commitments and contingencies                ---          ---
                                     -----------   ----------
                                     $ 1,683,948   $1,687,550
                                     ===========   ==========

See accompanying notes to the consolidated financial statements.

            MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

               Consolidated Statements of Operations
                            (unaudited)
                          (in thousands)
                                             Three months ended
                                                  March 31,
                                             1997          1996
Revenues:
     Cable services                       $  110,070   $ 102,149
     Management fees (note 6)                  4,377         567
                                          ----------   ----------
     Total revenues                          114,447     102,716
                                          ----------   ----------
Operating expenses:
     Selling, service and
       system management                      41,432      39,065
     General and administrative               17,498      17,791
     Depreciation and amortization            44,146      39,093
                                          ----------   ----------
                                             103,076      95,949
                                          ----------   ----------
          Operating income                    11,371       6,767

Other expense:
     Interest expense, net                    36,548      35,786
                                          ----------   ----------
          Net loss                        $  (25,177)  $ (29,019)
                                          ==========   ==========

See accompanying notes to the consolidated financial statements.
                                  6

            MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                            (unaudited)
                         (in thousands)
                                             Three months ended
                                                   March 31,
                                             1997         1996
Cash flows from operating activities:
  Net loss                                $  (25,177)  $ (29,019)
  Adjustments to reconcile net loss to
    net cash provided by
      operating activities:
     Depreciation and amortization            44,146      39,093
     Amortization of debt issuance costs       1,002         795
     Accretion of discount on notes           16,512      14,385
     Changes in assets and liabilities,
       net of effects of acquisitions:
       Accounts receivable                     1,603       3,770
       Prepaid expenses                         (988)     (1,503)
       Other assets                             ---       (1,071)
       Accrued interest                         (143)      1,847
       Accrued liabilities                    (4,621)     (4,668)
                                          ----------   ----------
         Net cash provided
           by operating activities            32,334      23,629
                                          ----------   ----------
Cash flows from investing activities:
     Acquisitions of cable systems and
      franchises, net of cash acquired           ---        (877)
     Additions to property and equipment    (24,905)     (12,720)
                                          -----------  ----------
         Net cash used in
         investing activities                 (24,905)   (13,597)
                                          -----------  ----------
Cash flows from financing activities:
  Proceeds from note payable                     ---      10,000
  Proceeds from borrowings                    95,000         ---
  Repayment of long-term debt                (85,027)    (15,000)
  Payment of debt issuance costs              (1,385)        ---
  Payment of capital lease obligations          (146)        (90)
                                          -----------  ----------
     Net cash provided by (used in)
      financing activities                     8,442      (5,090)
                                          -----------  ----------
Net increase in cash and cash equivalents     15,871       4,942
Cash and cash equivalents at
  beginning of period                          6,034      17,409
                                          -----------  ----------
Cash and cash equivalents at
  end of period                            $  21,905   $  22,351
                                          ===========  ==========

Supplemental disclosure of cash
  flow information:
     Interest paid                         $  19,119   $  18,833
                                          ===========  ==========

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

     (c)  Franchise Fees

          Local governmental authorities impose franchise fees on the Systems ranging up to a federally mandated maximum of 5.0% of gross revenues. On a monthly basis, such fees are collected from the Systems' customers. Historically, franchise fees in certain of the Systems (i.e. the former Sammons Systems) were not separately itemized on customers' bills. Such fees were considered part of the monthly charge for basic services and equipment, and therefore were reported as revenue and expense in the Company's financial results. Beginning in November 1996, the Company began the process of itemizing such fees on all customers' bills to conform with the collection of, and accounting for, franchise fees in the remaining Systems. During the first quarter of 1997, such itemization was completed and such fees were itemized on customers' bills in all of the Systems. As a result, such fees are no longer included as revenue nor general and administrative expenses. The net accounting effect of this change is a quarterly reduction in revenue of approximately $1,700,000 and a corresponding reduction in general and administrative expenses, versus the comparable period in 1996.

     (d)  Interim Financial Information

          In the opinion of management, the accompanying unaudited interim consolidated financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly (i) the Company's financial position as of March 31, 1997, (ii) the results of its operations for the three months ended March 31, 1997 and 1996 and (iii) its cash flows for the three months ended March 31, 1997 and 1996. These financial statements are for interim periods and do not include all of the detail normally provided in annual financial statements and should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K.

(2)  Property and Equipment

     Property and equipment consists of the following (in thousands):

                                        March 31,   December 31,
                                          1997         1996
     Cable systems                      $ 695,388   $ 670,829
     Vehicles and other                    26,306      26,008
     Land and buildings                    13,304      13,256
                                          -------     -------
                                          734,998     710,093
     Accumulated depreciation            (152,773)   (131,586)
                                          -------     -------
                                        $ 582,225   $ 578,507
                                          =======     =======

(3)  Other Assets

     Other assets consist of the following (in thousands):

                                         March 31,  December 31,
                                          1997         1996
     Franchise rights                   $ 1,175,009 $  1,175,009
     Going concern value of
       acquired cable systems                45,969       45,969
     Noncompetition agreements               31,914       31,914
     Debt issuance costs                     44,885       43,500
     Other                                    1,069        1,069
                                        ------------ -----------
                                          1,298,846    1,297,461
     Accumulated amortization              (237,888)    (213,927)
                                        ------------ -----------
                                        $ 1,060,958 $  1,083,534
                                        ============ ===========

(4)  Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                        March 31,   December 31,
                                          1997          1996
     Accrued property taxes             $  2,544    $   3,830
     Accrued acquisition costs             2,838        2,838
     Accrued programming costs             8,973        8,301
     Accrued franchise fees                5,022        9,429
     Accrued operating liabilities        20,882       20,377
     Other accrued liabilities             4,525        4,630
                                        ---------   ---------
                                        $ 44,784    $  49,405
                                        =========   =========

(5)  Long-term Debt

     The Company had outstanding borrowings under long-term debt arrangements as follows (in thousands):

                                         March 31,   December 31,
                                           1997          1996
     Senior Credit Facility             $  865,000  $   855,000
     13 1/2% Senior Subordinated
       Discount Notes, due
       August 1, 2004                      304,973      295,119
     14 1/4% Senior Discount Notes,
       due December 15, 2004               192,520      185,862
     11 7/8% Senior Debentures, due
       October 1, 2005                     100,000      100,000
     Note Payable                               260         287
     Capital leases                           2,057       2,203
                                        -----------  ----------
                                          1,464,810   1,438,471
     Less current maturities                (58,071)    (41,819)
                                        -----------  -----------
                                        $ 1,406,739 $ 1,396,652
                                        ===========  ===========

     Amounts outstanding under the Senior Credit Facility bear interest at either the (i) Eurodollar rate, (ii) prime rate or
     (iii) CD base rate, in each case plus a margin of up to 2.25%, subject to certain adjustments based on the ratio of Operating's total debt to annualized operating cash flows, as defined. At March 31, 1997, borrowings under the Senior Credit Facility bore interest at rates ranging from 6.57% to 7.81% under the Eurodollar rate option. The Company pays a commitment fee ranging from .250% to .375% on the unused commitment under the Senior Credit Facility.

     To reduce the impact of changes in interest rates on its floating rate long-term debt, the Company has entered into certain interest rate swap agreements with certain of the participating banks under the Senior Credit Facility. At March 31, 1997, interest rate swap agreements covering a notional balance of $650,000,000 were outstanding. These outstanding swap agreements mature during 1997 and 1998 and require the Company to pay a fixed rate of 5.77% to 5.81%, plus the applicable interest rate margin. Extensions for additional periods are available within the swap agreement at the option of the other parties thereto.

     As interest rates change under the interest rate swap agreements, the differential to be paid or received is recognized as an adjustment to interest expense. The Company is not exposed to credit loss as its interest rate swap agreements are with certain of the participating banks under the Company's Senior Credit Facility. During the three months ended March 31, 1997 and 1996, the Company recognized additional expenses under its interest rate swap agreements of approximately $521,000 and $260,000, respectively.

     On March 14, 1997, Operating entered into an agreement to amend its Senior Credit Facility. The amendment provides for, among other items, a reduction in the interest rate margins under the Senior Credit Facility as well as increased flexibility for the Company as it relates to investments, permitted lines of businesses and the incurrence of unsecured indebtedness. The amendment also resulted in a $50,000,000 increase in the availability under the Revolving Credit Facility.

(6)  Related Party Transactions

     Affiliates of Goldman Sachs own limited partnership interests in MCC. Maryland Cable, which is controlled by an affiliate of Goldman Sachs, owned the Maryland Cable System which served customers in and around Prince Georges County, Maryland. Operating managed the Maryland Cable System under the Maryland Cable Agreement, which was entered into in September of 1994. Operating earned a management fee, payable monthly, equal to 4.7% of the revenues of Maryland Cable, and was reimbursed for certain expenses. Pursuant to such agreement, Operating was also entitled to an incentive management fee if the Maryland Cable System sold above certain threshold amounts. Operating earned management fees of $4,377,000 and $567,000 during the three month periods ended March 31, 1997 and 1996, respectively.

     Effective January 31, 1997, the Maryland Cable System was sold to Jones Communications of Maryland, Inc. In conjunction with the sale, Operating recognized an incentive management fee of $4,083,000. Additional incentive management fees may be recognized upon finalization of the purchase price adjustment, anticipated to occur during the second quarter of 1997, and upon dissolution of Maryland Cable, anticipated to occur during the first quarter of 1998. There is no assurance that any of such fees will be realized. Although Operating is no longer involved in the active management of those cable television systems, Operating has entered into an agreement with Maryland Cable to oversee the activities, if any, of Maryland Cable through the liquidation of the partnership. Pursuant to such agreement, Operating will earn a nominal monthly fee.

(7)  Acquisitions and Dispositions

     On March 4, 1997, the Company entered into an acquisition agreement with Harron Cablevision of Texas, Inc. pursuant to which the Company will purchase from Harron substantially all of the assets of cable television systems in Texas. The communities served by this system are located in and around the Company's operations in Texas. The acquisition of the Harron Systems is subject to certain closing conditions and is expected to occur in the third quarter of 1997.

     On April 4, 1997, the Company entered into an agreement in principle with Time Warner to trade cable television systems in the states of Wisconsin and Indiana representing approximately 125,000 customers. According to the terms of the agreement, Time Warner will receive approximately 55,000 customers, while the Company will receive approximately 70,000 customers. The formal exchange agreement is being finalized and although there can be no assurance, closing is expected on or around year end 1997, pending final legal documentation, regulatory and other third party approvals.

              MARCUS CABLE COMPANY, L.P.  AND SUBSIDIARIES

           Consolidating Schedule - Balance Sheet Information

                        As of March 31, 1997
                           (unaudited)
                         (in thousands)

                              ASSETS

                              Combined
                              Operating Capital             Elimin-     Operating           Capital            Elimin-
                             Partnership  II   Operating    ations    Consolidated Capital    III    Company    ations    Company
Current assets:
   Cash and cash equivalents    21,385      1      (237)           0       21,149       1        1       754         0     21,905
   Accounts receivable, net     39,950      0   (10,299)     (14,211)      15,440       0        0         0         0     15,440
   Prepaid expenses and
     other                       2,859      0       561            0        3,420       0        0         0         0      3,420
                            ------------ ----  --------   ----------   ----------  ------   ------   -------   -------  ---------
      Total current assets      64,194      1    (9,975)     (14,211)      40,009       1        1       754         0     40,765

Property and equipment, net    576,842      0     5,383            0      582,225       0        0         0         0    582,225
Other assets, net            1,061,708      0 1,557,879   (1,548,746)   1,070,841       0        0     9,135   (19,018) 1,060,958
Investment in subsidiaries           0      0   164,242     (164,242)       ---         0        0   452,647  (452,647)     ---
                            ------------ ----  --------   ----------   ----------  ------   ------   -------   --------  --------
      Total assets           1,702,744      1 1,717,529   (1,727,199)   1,693,075       1        1   462,536  (471,665) 1,683,948
                            ============ ====  ========   ==========   ==========  ======   ======   =======   ========  ========

              LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Current maturities of
     long-term debt                189      0    57,882            0       58,071       0        0         0         0     58,071
   Accrued liabilities          67,814      0    76,344      (92,881)      51,277       0        0        (1)   (6,492)    44,784
   Accrued interest             10,520      0     4,585      (10,522)       4,583       0        0     5,938         0     10,521
                            ------------ ----  --------   ----------   ----------  ------   ------   -------   --------  --------
      Total current
        liabilities             78,523      0   138,811     (103,403)     113,931       0        0     5,937    (6,492)   113,376

Long-term debt               1,459,980      0 1,113,793   (1,459,554)   1,114,219       0        0   292,520         0  1,406,739
Subsidiary limited partner
  interest                           0      0      (246)           0         (246)      0        0         0         0       (246)
Partners' capital              164,241      1   465,171     (164,242)     465,171       1        1   164,079  (465,173)   164,079
                            ------------ ----  --------   ----------   ----------  ------   ------   -------   --------  --------
      Total liabilities and
        parterns' capital    1,702,744      1 1,717,529   (1,727,199)   1,693,075       1        1   462,536  (471,665) 1,683,948
                            ============ ====  ========   ==========   ==========  ======   ======   =======   ========  ========

                                 13

                      MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

               Consolidating Schedule - Statement of Operations Information

                       For the three months ended March 31, 1997
                                    (unaudited)
                                   (in thousands)
                                      Combined                          Operating
                                     Operating  Capital          Elimin-  Consol-       Capital       Elimin-
                                    Partnerships  II   Operating ations  idated  Capital  III    MCC  ations  Company
Revenues:
  Cable services                        110,070   ---      ---     ---  110,070   ---    ---     ---     ---   110,070
  Management fees                           ---   ---    4,377     ---    4,377   ---    ---     ---     ---     4,377
                                    -----------  -----  -------  ------  ------- -----  ----  ------  ------  --------
           Total revenues               110,070   ---    4,377     ---  114,447   ---    ---     ---     ---   114,447
                                    -----------  -----  -------  ------  ------- -----  ----  ------  ------  --------
Operating expenses:
  Selling, service and system manage     40,863   ---      569     ---   41,432   ---    ---     ---     ---    41,432
  General and administrative             14,142   ---    3,356     ---   17,498   ---    ---     ---     ---    17,498
  Allocated corporate costs                (122)  ---      122     ---      ---   ---    ---     ---     ---       ---
  Depreciation and amortization          43,824   ---      322     ---   44,146   ---    ---     ---     ---    44,146
                                    -----------  -----  -------  ------  ------- -----  ----  ------  ------  --------
                                         98,707   ---    4,369     ---  103,076   ---    ---     ---     ---   103,076
           Operating income              11,363   ---        8     ---   11,371   ---    ---     ---     ---    11,371

Other (income) expense:
  Interest (income) expense, net         36,695   ---   (9,948)      0   26,747   ---    ---   9,801     ---    36,548
  Equity earnings (loss) of subsidia        ---   ---   25,332 (25,332)     ---   ---    ---  15,376 (15,376)      ---
                                    -----------  -----  ------   ------  ------- -----  ----  ------  ------  --------
                                         36,695   ---   15,384 (25,332)  26,747   ---    ---  25,177 (15,376)   36,548
                                    -----------  -----  ------   ------  ------- -----  ----  ------  ------  --------
           Net loss                     (25,332)  ---  (15,376) 25,332  (15,376)  ---    --- (25,177) 15,376   (25,177)
                                        =======  ====  =======  ======  =======  ====   ====  ======  ======   =======

                              ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1996, included in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

The Company generates the majority of its revenues from monthly customer fees for basic, premium and other services (such as the rental of home terminal devices) and from installation income. Additional revenues are generated from pay-per-view programming, advertising sales and commissions from home shopping networks. Revenues were also generated from fees earned from the management of Maryland Cable.

The comparability of operating results between the three months ended March 31, 1997 and the comparable period for 1996 are affected by several events which occurred during 1996 and 1997. These events include 1) the acquisition of cable systems as follows: a system serving 700 basic customers in Texas on January 11, 1996, a system serving 2,600 basic customers in Mississippi on July 8, 1996, and a system serving 5,400 basic customers in Indiana on July 31, 1996;
2) the sale of the Company's cable system serving 12,600 customers in Washington on October 11, 1996; 3) the sale of the previously managed Maryland Cable system on January 31, 1997; and 4) as described in Note 1 to the quarterly financial statements, the conforming change in the accounting for franchise fees in certain of the Systems.

Revenue

The Company's revenues increased 11.4% to $114,447,000 for the three months ended March 31, 1997 from $102,716,000 for the three months ended March 31, 1996. Substantially all of this increase was attributable to growth in basic service revenues caused by increases in the number of basic customers served, new product offerings and adjustments to the monthly rates charged customers for services (mainly effective in June of 1996), and the incremental management fees earned upon the sale of the Maryland Cable System. In conjunction with the sale of the Maryland Cable System, Operating recognized an incentive management fee of $4,083,000 in January 1997. The effects of these increases in revenue were offset by a revenue reduction of approximately $1,700,000 as a result of the conforming change regarding franchise fee itemization in the former Sammons Systems. Normalizing the effects of the events noted in the previous paragraph above, pro forma revenue would have increased 10.0% over the comparable periods. In addition to the above noted revenue increases, pro forma advertising revenue would have increased $558,000, or 19.0%, and pro forma revenue from premium units would have increased $110,000, despite the conversion of approximately 12,000 premium units, attributable to The Disney Channel, to a basic satellite service in certain cable systems during the first half of 1996.

Operating Expenses

Selling, service and system management expenses consist primarily of costs associated with programming, marketing, engineering and advertising. Selling, service and system management expenses increased 6.1% to $41,432,000 for the three months ended March 31, 1997 from $39,065,000 for the three months ended March 31, 1996. Programming costs increased approximately $2,800,000 or 11.1% with substantially all of this increase attributable to increases in the cost of basic satellite programming. Approximately 50.0% of the 16.6% increase in basic satellite programming costs is the result of annual contractual increases in rates charged by programmers.
The addition of satellite programming channels and incremental basic customers accounted for the balance of the increase in basic satellite programming costs. Additional expense increases included engineering and marketing staffing costs, marketing expenditures and advertising sales costs. These increases were partially offset by approximately $1,800,000 of new channel marketing launch support reported in the first quarter of 1997. Normalizing the effects of the events noted in the second paragraph of this section, pro forma selling, service and system management expenses would have increased the same 6.1% over the comparable periods.

General and administrative expenses decreased 1.6% to $17,498,000 for the three months ended March 31, 1997 from $17,791,000 for the three months ended March 31, 1996. The decrease in franchise fee expense, as a result of the conforming itemization of such costs on customers' bills in the former Sammons Systems, was mainly offset by rising employee costs, associated with increased staffing of customer service operations and employee wage adjustments, and increases in customer receivable reserves as a result of tightening disconnect procedures in the later half of 1996. Normalizing the effects of the events noted in the second paragraph of this section, pro forma general and administrative expenses would have increased 9.7% over the comparable periods. Approximately 95.0% of the pro forma increase in general and administrative expenses is a result of the previously mentioned rising employee costs and customer receivable reserves.

Depreciation and amortization expenses increased 12.9% to $44,146,000 for the three months ended March 31, 1997 from $39,093,000 for the three months ended March 31, 1996. The increase is a result of the additional capital expenditures incurred to rebuild and upgrade the physical plant and equipment of certain of the Systems.

Operating Income

Operating income rose $4,604,000 to $11,371,000 for the three months ended March 31, 1997 from $6,767,000 in 1996. This increase was due to the previously discussed rise in revenues which was partially offset by increases in selling, service and system management expenses and depreciation and amortization.

The cable television industry generally measures the performance of a cable system in terms of system cash flow before corporate expenses and depreciation and amortization. Furthermore, the cable television industry generally measures the performance of a cable television company in terms of operating income before depreciation and amortization (often referred to as "EBITDA"). These measures are not intended to be a substitute or improvement on the terms disclosed on the financial statements, rather these measures are included as industry standards. System cash flow, which represents revenues from cable services less operating expenses before corporate expenses and depreciation and amortization, increased 13.3% to $55,065,000 for the three months ended March 31, 1997 from $48,586,000 for the three months ended March 31, 1996. EBITDA increased 21.1% to $55,517,000 for the three months ended March 31, 1997 from $45,860,000 for the three months ended March 31, 1996. Normalizing the effects of the events noted in the second paragraph of this section, pro forma system cash flow before corporate expenses and depreciation and amortization and EBITDA would have increased 13.9% and 13.5%, respectively, over the comparable period in 1996.

Other Expenses

Net interest expense increased 2.1% to $36,548,000 for the three months ended March 31, 1997 from $35,786,000 for the three months ended March 31, 1996, due primarily to the scheduled increase in accretion of the 13 1/2% Notes and the 14 1/4% Notes of $2,053,000. This accretion increase was offset by a decrease in interest expense from reductions in the average outstanding balances and the average borrowing costs under the Senior Credit Facility. Borrowings increased to $1,464,810,000 at March 31, 1997 from $1,407,195,000 at March 31, 1996. The weighted average interest rate, including commitment fees, for total debt outstanding during the three months ended March 31, 1997 was 9.91%, compared with 10.01% for the three months ended March 31, 1996.

The net loss for the three months ended March 31, 1997 was $25,177,000 compared to a net loss of $29,010,000 for the three months ended March 31, 1996. The reduction in the net loss is due to the factors discussed above.

Customer Information

     The Company's number of basic customers and premium units are as follows:

                                                       Pro Forma
                              March 31,   December 31, March 31,
                                1997          1996       1996(a)
       Basic Customers        1,189,581    1,181,293    1,162,086

       Premium Units            669,977      666,702     653,363

-----------------------

(a) Excludes approximately 12,600 basic customers and 4,800 premium units served by the cable systems in Washington which were subsequently sold to a third party on October 11, 1996. Includes approximately 8,000 basic customers and 3,200 premium units served by systems in Mississippi and Indiana purchased in July 1996.

Substantially all of the internal growth in basic customers and premium units is attributable to continued marketing and sales efforts as well as the continued extension of physical cable plant in order to pass additional dwelling units.

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

As of March 31, 1997, unreturned capital contributions from equity investors totaled approximately $493,327,000. The Company has an aggregate of $1,464,810,000 of indebtedness outstanding in the form of the 11 7/8% Debentures, 13 1/2% Notes, 14 1/4% Notes, borrowings under the Senior Credit Facility and note payable and capital lease obligations. The Company has an additional $283,000,000 of borrowing capacity under its Revolving Credit Facility. The Company generated cash flows from operating activities of $32,334,000 for the three month period ended March 31, 1997. Funding from equity contributions, borrowings and cash flow from operations have been sufficient to meet the Company's debt service, working capital and capital expenditure requirements.

Certain Systems will be upgraded or rebuilt principally to 860 MHz or 750 MHz capability over the next three years to allow for additional programming and service offerings through networks characterized by such bandwidth capacity. Capital expenditures are expected to approximate $167,000,000 (or $139 per customer) in 1997. Such expenditures include certain upgrade and rebuild projects occurring principally in the Systems located in Alabama, California, Wisconsin and Texas. Ongoing capital expenditures in excess of upgrade and rebuild amounts are consistent with current costs to extend and maintain the existing networks. The Company expects to fund these capital expenditures through cash generated from operations and available borrowings under the Revolving Credit Facility.

Cash interest is payable monthly, quarterly and semiannually on borrowings outstanding under the Company's Senior Credit Facility and the 11 7/8% Debentures. No cash interest is payable on the 13 1/2% Notes until February 1, 2000 and no cash interest is payable on the 14 1/4% Notes until December 15, 2000. Maturities of long-term debt approximate $414,987,000 over the next five years. The
Company expects to cover both interest and principal payments on its long-term obligations through internally generated funds.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Transfers of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The provisions of SFAS No. 125 are generally effective for transactions occurring after December 31, 1996. There has been no impact on the Company upon adoption. No other recent accounting pronouncements have been issued which the Company has not adopted and which are expected to have a material effect on the Company's consolidated
                                 18
financial statements and related disclosures.


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

Certain of the Company's expenses, such as those for wages and benefits, equipment repair and replacement and billing and marketing generally increase with inflation. However, the Company does not believe that its financial results have been adversely affected by inflation. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating rate debt may not be offset by increases in revenues. As of March 31, 1997, the Company had $215,000,000 of outstanding borrowings under the Senior Credit Facility which are subject to floating interest rates. The rates are based on either the Eurodollar rate, prime rate, CD base rate or Federal Funds rate, plus a margin of up to 2.25% subject to certain adjustments based on the ratio of Operating's total debt to annualized operating cash flow.

To reduce the impact of changes in interest rates on its floating rate long-term debt, the Company entered into certain interest rate swap agreements with certain of the participating banks under the Senior Credit Facility. At March 31, 1997, interest rate swap agreements covering a notional balance of $650,000,000 were outstanding. These outstanding swap agreements mature during 1997 and 1998 and require the Company to pay a fixed rate of 5.77% to 5.81% plus the applicable interest rate margin. Extensions for additional periods are available within the swap agreements at the option of the other parties thereto.


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

The 1996 Telecom Act sunsets FCC regulation of CPST rates for all cable television systems (regardless of size) on March 31, 1999.
It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC. It is not possible at this time to predict the outcome of such rulemakings. Until the various required rulemakings are implemented which amend the rules under the previous cable acts, the Company continues to be subject to the provisions of the 1992 Cable Act.

The Company believes that it has materially complied with provisions of the 1996 Telecom Act and the 1992 Cable Act, including rate setting provisions promulgated by the FCC on April 1, 1993.
However, in jurisdictions which have chosen not to certify, refunds covering a one-year period on basic service may be ordered if the Company is regulated at a later date and is unable to justify its rates through a benchmark or cost-of-service filing. The amount of refunds, if any, which may be payable by the Company in the event that these systems' rates are successfully challenged by franchising authorities is not currently estimable. During the three month period ended March 31, 1997, there were no rate refunds issued.
There are, however, rate complaints currently pending at the FCC concerning certain of the Company's CPST rates. Pursuant to the re-regulation covering the time period from September 1, 1993 through May 15, 1994, there are currently under review by the FCC 18 cost-of-service filings and two benchmark filings. Pursuant to the re-regulation covering the time period from May 1994 to the date hereof, there are 48 benchmark filings under review by the FCC.
These pending reviews potentially affect 351,000 of the Company's basic customers. During 1996, reviews involving certain Systems serving approximately 75,000 customers were completed in which the FCC found no errors in the Company's rate calculations. As a result, the related complaints were denied. If the FCC determines that the Company's CPST rates are unreasonable, it has the authority to order the Company to reduce such rates and to refund to customers any overcharges with interest occurring from the filing date of the rate complaint at the FCC. The amount of refunds, if any, which may be required by the FCC in the event the Company's CPST rates are found to be unreasonable is not currently estimable.

Because the FCC has not yet resolved pending rate complaints involving the Company and because franchise authorities may certify in the future, the overall impact of these regulations and other provisions of the 1996 Telecom Act and the 1992 Cable Act on the Company's business cannot be determined at this time.

                   PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

There were no material legal proceedings instituted during the three months ended March 31, 1997 to which the Company is a party or of which any of its property is subject.

ITEM 2 - CHANGES IN SECURITIES

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

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

                      MARCUS CABLE COMPANY, L.P.
                      (Registrant)

                      By: Marcus Cable Properties, L.P., its
                          general partner,

                            By:  Marcus Cable Properties, Inc.,
                                 its general partner,

May 15, 1997                   By:  /s/ Jeffrey A. Marcus
                                    Jeffrey A. Marcus
                               Its: President, Chief Executive
                                    Officer and Sole Director of
                                    Marcus Cable Properties, Inc.
                                    (Principal Executive Officer)

                               By:  /s/ Thomas P. McMillin
                                    Thomas P. McMillin
                               Its: Senior Vice President and
                                    Chief Financial Officer of
                                    Marcus Cable Financial and
                                    Accounting Officer)

                      MARCUS CABLE OPERATING COMPANY, L.P.
                      (Registrant)

                      By: Marcus Cable Company, L.P., its
                          general partner,

                            By:  Marcus Cable Properties, L.P.,
                                 its general partner,

                               By:  Marcus Cable Properties, Inc.,
                                    its general partner,

May 15, 1997                   By:  /s/ Jeffrey A. Marcus
                                    Jeffrey A. Marcus
                               Its: President, Chief Executive
                                    Officer and Sole Properties,
                                    Inc.(Principal Executive
                                    Officer)

                               By:  /s/ Thomas P. McMillin
                                    Thomas P. McMillin
                               Its: Senior Vice President and Chief
                                    Financial Officer of Marcus
                                    Cable Properties, Inc.
                                    (Principal Financial and
                                    Accounting Officer)

                      MARCUS CABLE CAPITAL CORPORATION
                      (Registrant)

May 15, 1997                  By:   /s/ Jeffrey A. Marcus
                                    Jeffrey A. Marcus
                               Its: President, Chief Executive
                                    Officer and Sole Director of
                                    Marcus Cable Capital
                                    Corporation(Principal Executive
                                    Officer)



                               By:  /s/ Thomas P. McMillin
                                    Thomas P. McMillin
                               Its: Senior Vice President and Chief
                                    Financial Officer of Marcus
                                    Cable Capital Corporation
                                    (Principal Financial and
                                    Accounting Officer)



                      MARCUS CABLE CAPITAL CORPORATION II
                      (Registrant)

May 15, 1997                   By:  /s/ Jeffrey A. Marcus
                                    Jeffrey A. Marcus
                              Its:  President, Chief Executive
                                    Officer and Sole Director of
                                    Marcus Cable Capital
                                    Corporation II (Principal
                                    Executive Officer)


                               By:  /s/ Thomas P. McMillin
                                    Thomas P. McMillin
                               Its: Senior Vice President and Chief
                                    Financial Officer of Marcus
                                    Cable Capital Corporation II
                                    (Principal Financial and
                                    Accounting Officer)

                      MARCUS CABLE CAPITAL CORPORATION III
                      (Registrant)

May 15, 1997                   By:  /s/ Jeffrey A. Marcus
                                    Jeffrey A. Marcus
                               Its: President, Chief Executive
                                    Officer and Sole Director of
                                    Marcus Cable Capital
                                    Corporation III(Principal
                                    Executive Officer)


                               By:  /s/ Thomas P. McMillin
                                    Thomas P. McMillin
                               Its: Senior Vice President and Chief
                                    Financial Officer of Marcus
                                    Cable Capital Corporation III
                                    (Principal Financial and
                                    Accounting Officer)