Form 10-Q
period 1997-06-30
MARCUS CABLE CO LP; MARCUS CABLE CAPITAL CORP; MARCUS CABLE OPERATING CO LP; MARCUS CABLE CAPITAL CORP II; MARCUS CABLE CAPITAL CORP III
filed 1997-08-14
CIK 910629, 910630, 926329, 926332, 947184

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                          Act of 1934

          For the quarterly period ended June 30, 1997

                               or

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

               INDEX TO QUARTERLY REPORT FORM 10-Q
                          JUNE 30, 1997
                                                                  Page No.
          Definitions                                                  3-4

PART I    FINANCIAL INFORMATION

Item 1:   Financial Statements - Marcus Cable Company, L.P. and
          Subsidiaries

          Consolidated Balance Sheets as of
          June 30, 1997 and December 31, 1996                             5

          Consolidated Statements of Operations
          for the Three and Six months Ended June 30, 1997
          and 1996                                                        6

          Consolidated Statements of Cash Flows
          for the Six months Ended June 30, 1997 and 1996                 7

          Notes to the Consolidated Financial Statements               8-12

          Consolidating Schedules                                     13-14


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

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         15-23



PART II   OTHER INFORMATION

Item 1:   Legal Proceedings                                              24

Item 2:   Changes in Securities                                          24

Item 3:   Defaults Upon Senior Securities                                24

Item 4:   Submission of Matters to a Vote of Security Holders            24

Item 5:   Other Information                                              24

Item 6:   Exhibits and Reports on Form 8-K                               24

                             DEFINITIONS

     When used herein, the following terms will have the meaning indicated.
      Term                         Definition
11 7/8% Debentures            11 7/8%Senior Debentures, due
                              October 1, 2005, which are
                              obligations of MCC and Capital
13 1/2% Notes                 13 1/2% Senior Subordinated
                              Guaranteed Discount Notes, due
                              August 1, 2004, which are
                              obligations of Operating and
                              Capital II that are guaranteed by
                              MCC
14 1/4% Notes                 14 1/4% Senior Discount Notes, due
                              December 15, 2005, which are
                              obligations of MCC and Capital III
1992 Cable Act                Cable Television Consumer
                              Protection and Competition Act of
                              1992
1996 Telecom Act              Telecommunications Act of 1996
Capital                       Marcus Cable Capital Corporation
Capital II                    Marcus Cable Capital Corporation II
Capital III                   Marcus Cable Capital Corporation
                              III
Company                       Marcus Cable Company, L.P. and
                              subsidiaries
CPST                          Cable Programming Service Tier
EBITDA                        Earnings Before Interest, Taxes,
                              Depreciation and Amortization
FCC                           Federal Communications Commission
Harron                        Harron Communications, Corp. and
                              certain of its subsidiaries
Harron Systems                Certain cable television systems
                              purchased from Harron
Goldman Sachs                 Goldman, Sachs & Co.
LIBOR                         London InterBank Offered Rate
Maryland Cable                Maryland Cable Partners, L.P.
Maryland Cable Agreement      The management agreement between
                              Operating and Maryland Cable
Maryland Cable System         Cable system owned by Maryland
                              Cable
MCC                           Marcus Cable Company, L.P. and
                              subsidiaries
MCA                           Marcus Cable Associates, L.P.
MCALP                         Marcus Cable of Alabama, L.P.
MCDM                          Marcus Cable of Delaware and
                              Maryland, L.P.
MCP                           Marcus Cable Partners, L.P.

Operating                     Marcus Cable Operating Company,
                              L.P.
Operating Partnerships        MCA, MCALP, MCDM and MCP
Sammons                       Sammons Communications, Inc. and
                              certain of its subsidiaries

Sammons Systems               Certain cable television systems
                              purchased from Sammons
Senior Credit Facility        $1,150,000,000 Credit Agreement
                              among Operating, MCC, Banque
                              Paribas, Chase Manhattan Bank,
                              Citibank, N.A., The First National
                              Bank of Boston, Goldman Sachs,
                              Union Bank and certain other
                              lenders referred to therein, dated
                              as of August 31, 1995, as amended
SFAS                          Statement of Financial Accounting
                              Standard
Systems                       Cable television systems owned by
                              the Company
Time Warner                   Time Warner Entertainment Company,
                              L.P. and certain of its
                              subsidiaries
Time Warner Systems           Certain cable television systems
                              received in trade with Time Warner

            MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

                   Consolidated Balance Sheets
                         (in thousands)

                                         June 30,   December 31,
               Assets                     1997          1996
                                       (unaudited)
Current assets:
     Cash and cash equivalents       $     5,045    $     6,034
     Accounts receivable, net
     of allowance of $1,935 and
     $1,900, respectively                 19,599         17,043
     Prepaid expenses and other            3,741          2,432
                                      -----------   -----------
          Total current assets            28,385         25,509

Property and equipment, net (note 2)     623,398        578,507

Other assets, net (note 3)             1,037,113      1,083,534
                                     -----------    -----------
                                     $ 1,688,896    $ 1,687,550
                                     ===========    ===========

     Liabilities and Partners' Capital

Current liabilities:
     Current maturities of
       long-term debt (note 4)       $    74,388    $    41,819
     Accrued liabilities                  53,562         49,405
     Accrued interest                     10,589         10,664
                                     -----------    -----------
          Total current liabilities      138,539        101,888

Long-term debt (note 4)                1,412,695      1,396,652

Subsidiary limited partner interests        (246)          (246)

Partners' capital                        137,908        189,256

Commitments and contingencies               ---             ---
                                     -----------    -----------
                                     $ 1,688,896  $ 1,687,550
                                     ===========    ===========

See accompanying notes to the consolidated financial statements.

           MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

              Consolidated Statements of Operations
                           (unaudited)
                         (in thousands)

                           Three months ended  Six months ended
                                June 30,            June 30,
                            1997      1996       1997      1996
Revenues:
     Cable services      $115,283  $106,424    $225,352  $208,573
     Management
       fees (note 5)        1,086       579       5,464     1,146
                         --------  --------    --------  --------
        Total revenues    116,369   107,003     230,816   209,719
                         --------  --------    --------  --------

Operating expenses:
     Selling, service
       and system
       management          43,413    39,285      84,845    78,350
     General and
       administrative      17,300    17,963      34,798    35,754
     Depreciation and
       amortization        45,028    39,806      89,174    78,899
                         --------  --------    --------  --------
                          105,741    97,054     208,817   193,003
                         --------  --------    --------  --------
        Operating income   10,628     9,949      21,999    16,716
                         --------  --------    --------  --------

Other expenses:
     Interest
       expense, net        36,799    35,680      73,347    71,466
                         --------  --------    --------  --------
        Net loss         $(26,171) $(25,731)   $(51,348) $(54,750)
                         ========  ========    ========  ========

See accompanying notes to the consolidated financial statements.

            MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

              Consolidated Statements of Cash Flows
                           (unaudited)
                         (in thousands)

                                             Six months ended
                                                 June 30,
                                             1997       1996
Cash flows from operating activities:
  Net loss                                $ (51,348)   $ (54,750)
  Adjustments to reconcile net
     loss to net cash provided by
     operating activities:
       Depreciation and amortization         89,174       78,899
       Amortization of debt issuance costs    1,942       1,608
       Accretion of discount on notes        33,241      29,023
       Changes in assets and liabilities,
        net of effects of acquisitions:
        Accounts receivable                  (2,556)      4,443
        Prepaid expenses                     (1,309)     (1,213)
        Other assets                            (47)        (79)
        Accrued interest                        (75)     (1,563)
        Accrued liabilities                   4,157      (5,327)
                                          ----------   ----------
          Net cash provided by
            operating activities             73,179      51,041
                                          ----------   ----------

Cash flows from investing activities:
       Acquisitions of cable systems and
       franchises, net of cash acquired        ---         (876)
       Additions to property and equipment  (87,463)    (43,346)
                                          ----------   ----------
          Net cash used in
            investing activities            (87,463)    (44,222)
                                          ----------   ----------
Cash flows from financing activities:
  Proceeds from note payable                    ---      10,000
  Proceeds from borrowings                  105,000         ---
  Repayment of long-term debt               (90,054)    (15,000)
  Payment of debt issuance costs             (1,392)        ---
  Payment of capital lease obligations         (259)       (176)
                                          ----------   ----------
          Net cash provided by (used in)
            financing activities             13,295      (5,176)
                                          ----------   ----------
Net increase (decrease) in cash
  and cash equivalents                         (989)      1,643
Cash and cash equivalents at
  beginning of period                         6,034      17,409
                                          ----------   ---------
Cash and cash equivalents at
  end of period                           $   5,045   $  19,052
                                          ==========   =========

Supplemental disclosure of cash
 flow information:
    Interest paid                         $  38,131   $  42,577
                                          ==========   ========

See accompanying notes to consolidated financial statements.

            MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

          Notes to the Consolidated Financial Statements
                            (Unaudited)

(1)  Summary of Significant Accounting Policies

     (a)  General

          MCC is a Delaware limited partnership formed on January 17, 1990 for the purpose of acquiring, operating and developing cable television systems. MCC derives its primary source of revenues by providing various levels of cable television programming and services to residential and business customers. MCC's operations are conducted through Operating, an operating holding company in which MCC serves as a general partner and in which MCC owns a greater than 99.00% interest. Operating, in turn, conducts its operations through the Operating Partnerships, in which it, directly or indirectly, serves as the general partner and owns a greater than 99.00% interest.

     (b)  Basis of Presentation

          The consolidated financial statements include the accounts of MCC, Capital, Capital II, Capital III,
          Operating and the Operating Partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (c)  Franchise Fees

          Local governmental authorities impose franchise fees on the Systems ranging up to a federally mandated maximum of 5.0% of gross revenues. On a monthly basis, such fees are collected from the Systems' customers. Historically, franchise fees in certain of the Systems (i.e., the former Sammons Systems) were not separately itemized on customers' bills. Such fees were considered part of the monthly charge for basic services and equipment, and therefore were reported as revenue and expense in the Company's financial results. The Company began the process of itemizing such fees on all customers' bills to conform with the collection of, and accounting for, franchise fees in the remaining Systems in November 1996 and completed the process during the first quarter of 1997. As a result, such fees are no longer included as revenue nor general and administrative expenses. The net accounting effect of this change is a quarterly reduction in revenue of approximately $1,700,000 and a corresponding reduction in general and administrative expenses, versus the comparable period in 1996.

     (d)  Interim Financial Information

          In the opinion of management, the accompanying unaudited interim consolidated financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly (i) the Company's financial position as of June 30, 1997, (ii) the results of its operations for the three and six months ended June 30, 1997 and 1996 and (iii) its cash flows for the six months ended June 30, 1997 and 1996. These financial statements are for interim periods and do not include all of the detail normally provided in annual financial statements and should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K.

(2)  Property and Equipment

     Property and equipment consists of the following (in thousands):

                                         June 30,   December 31,
                                          1997          1996
          Cable and Electronics         $ 452,413   $ 440,513
          Other                           345,827     269,580
                                        -----------  ---------
                                          798,240     710,093
          Accumulated Depreciation       (174,842)   (131,586)
                                        ----------- ----------
                                        $ 623,398   $ 578,507
                                        =========== ==========

(3)  Other Assets

     Other assets consist of the following (in thousands):

                                         June 30,   December 31,
                                          1997          1996
          Franchise rights           $  1,175,019   $  1,175,009
          Going concern value of
            acquired cable systems         45,969         45,969
          Noncompetition agreements        31,914         31,914
          Debt issuance costs              44,892         43,500
          Other                             1,106          1,069
                                      -----------   ------------
                                        1,298,900      1,297,461

          Accumulated amortization       (261,787)      (213,927)
                                     -----------    ------------
                                     $  1,037,113   $  1,083,534
                                     ===========    ============

(4)  Long-term Debt

     The Company had outstanding borrowings under long-term debt arrangements as follows (in thousands):

                                          June 30,     December 31,
                                             1997         1996
          Senior Credit Facility        $    870,000   $  855,000
          13 1/2% Senior Subordinated
            Discount Notes, due
            August 1, 2004                   315,040      295,119
          14 1/4% Senior Discount Notes,
            Due December 15, 2004            199,182      185,862
          11 7/8% Senior Debentures, due
            October 1, 2005                  100,000      100,000
          Note Payable                           233          287
          Capital leases                       2,628        2,203
                                        ------------   -----------
                                           1,487,083     1,438,471
          Less current maturities            (74,388)      (41,819)
                                        ------------   -----------
                                        $  1,412,695   $ 1,396,652
                                        ============   ===========

     Amounts outstanding under the Senior Credit Facility bear interest at either the (i) Eurodollar rate, (ii) prime rate or
     (iii) CD base rate, in each case plus a margin of up to 2.25%, subject to certain adjustments based on the ratio of Operating's total debt to EBITDA. At June 30, 1997, borrowings under the Senior Credit Facility bore interest at rates ranging from 6.82% to 7.82% under the Eurodollar rate option. The Company pays a commitment fee ranging from .250% to .375% on the unused commitment under the Senior Credit Facility.

     To reduce the impact of changes in interest rates on its floating rate long-term debt, the Company has entered into certain interest rate swap agreements with certain of the participating banks under the Senior Credit Facility. At June 30, 1997, an interest rate swap agreement covering a notional balance of $150,000,000 was outstanding which requires the Company to pay a fixed rate of 5.77%, plus the applicable interest rate margin. This agreement matures during 1998, and allows for the optional extension by the counterparty for an additional period. In addition, the Company has entered into interest rate swap agreements covering an aggregate notional principal amount of $250,000,000, with forward start dates in August 1997 and November 1997. These agreements require the Company to pay fixed rates ranging from 5.75% to 5.77%, plus the applicable interest rate margin, and will automatically terminate in the event that one month LIBOR equals or exceeds 6.75% on any monthly reset date. These agreements mature during 1999 and 2000, and certain of the agreements allow for the optional extension by the counterparty for an additional period.

     As interest rates change under the interest rate swap agreements, the differential to be paid or received is recognized as an adjustment to interest expense. The Company is not exposed to credit loss as its interest rate swap agreements are with certain of the participating banks under the Company's Senior Credit Facility. During the three months and six months ended June 30, 1997, the Company recognized additional interest expense under its interest rate swap agreements of approximately $66,000 and $587,000, respectively.

     On March 14, 1997, Operating entered into an agreement to amend its Senior Credit Facility. The amendment provides for, among other items, a reduction in the interest rate margins under the Senior Credit Facility, as well as increased flexibility for the Company as it relates to investments, permitted lines of businesses and the incurrence of unsecured indebtedness. The amendment also resulted in a $50,000,000 increase in the availability under the Revolving Credit Facility.

(5)  Related Party Transactions

     Affiliates of Goldman Sachs own limited partnership interests in MCC. Maryland Cable, which is controlled by an affiliate of Goldman Sachs, owned the Maryland Cable System which served customers in and around Prince Georges County, Maryland. Operating managed the Maryland Cable System under the Maryland Cable Agreement, which was entered into in September of 1994. Operating earned a management fee, payable monthly, equal to 4.7% of the revenues of Maryland Cable, and was reimbursed for certain expenses. Pursuant to such agreement, Operating was also entitled to an incentive management fee if the Maryland Cable System sold above certain threshold amounts. Operating earned management fees of $1,087,000 and $5,464,000, respectively, during the three month and six month periods ended June 30, 1997.

     Effective January 31, 1997, the Maryland Cable System was sold to Jones Communications of Maryland, Inc. In conjunction with the sale, Operating recognized incentive management fees of $986,000 and $5,069,000, respectively, for the three month and six month periods ended June 30, 1997. Additional incentive management fees may be recognized upon dissolution of Maryland Cable, anticipated to occur during the first quarter of 1998. There is no assurance that any of such fees will be realized. Although Operating is no longer involved in the active management of those cable television systems, Operating has entered into an agreement with Maryland Cable to oversee the activities, if any, of Maryland Cable through the liquidation of the partnership. Pursuant to such agreement, Operating will earn a nominal monthly fee.

(6)  Pending Acquisitions

     On June 20, 1997, the Company entered into a definitive agreement with Time Warner to exchange cable television systems in the states of Wisconsin and Indiana serving in aggregate approximately 125,000 customers. According to the terms of the agreement, Time Warner will receive systems serving approximately 55,000 customers, while the Company will receive systems serving approximately 70,000 customers. In addition to the contribution of its systems, the Company will pay $20,000,000 to Time Warner. This exchange is subject to regulatory approval and certain closing conditions and is expected to close by year end.

(7)  Subsequent Events

     Effective July 1, 1997, the Company completed the acquisition of certain cable television systems from Harron for a purchase price of $34.5 million, subject to working capital adjustments. The Harron Systems provide service to approximately 22,000 customers in 36 communities located near the Company's existing operations in the Dallas/Fort Worth Metroplex.

               MARCUS CABLE COMPANY, L.P.  AND SUBSIDIARIES

            Consolidating Schedule - Balance Sheet Information

                         As of June 30, 1997
                             (unaudited)
                           (in thousands)

                                ASSETS
                             Combined
                             Operating  Capital             Elimin-     Operating           Capital            Elimin-
                           Partnerships   II   Operating    ations    Consolidated Capital    III    Company    ations    Company
Current assets:
   Cash and cash equivalents     5,425      1    (1,137)           0        4,289       1        1       754         0      5,045
   Accounts receivable, net     48,973      0    (3,137)     (26,237)      19,599       0        0         0         0     19,599
   Prepaid expenses and
     other                       2,577      0     1,164            0        3,741       0        0         0         0      3,741
                            ----------- ----- ---------  ----------   -----------  ------  ------   -------   --------  ---------
      Total current assets      56,975      1    (3,110)     (26,237)      27,629       1        1       754         0     28,385

Property and equipment, net    616,791      0     6,607            0      623,398       0        0         0         0    623,398
Other assets, net            1,037,863      0 1,578,053   (1,562,773)   1,053,143       0        0     8,716   (24,746) 1,037,113
Investment in subsidiaries           0      0   138,778     (138,778)       ---         0        0   449,056  (449,056)     ---
                            ----------- ----- --------- ----------   -----------  ------  ------   -------   --------  ---------
      Total assets           1,711,629      1 1,720,328   (1,727,788)   1,704,170       1        1   458,526  (473,802) 1,688,896
                            =========== ===== ========= ==========   ===========  ======  ======   =======   ========  =========


                         LIABILITIES AND PARTNERS' CAPTIAL


Current liabilities:
   Current maturities of
     long-term debt                190      0    74,198            0       74,388       0        0         0         0     74,388
   Accrued liabilities          80,148      0    76,570      (96,877)      59,841       0        0    18,467   (24,746)    53,562
   Accrued interest             10,589      0     7,620      (10,589)       7,620       0        0     2,969         0     10,589
                            ----------- ----- --------- ----------   -----------  ------  ------   -------   --------  ---------
      Total current
       liabilities              90,927      0   158,388     (107,466)     141,849       0        0    21,436   (24,746)   138,539

Long-term debt               1,481,925      0 1,113,132   (1,481,544)   1,113,513       0        0   299,182         0  1,412,695
Subsidiary limited partner
  interest                           0      0      (246)           0         (246)      0        0         0         0       (246)
Partners' capital              138,777      1   449,054     (138,778)     449,054       1        1   137,908  (449,056)   137,908
                            ----------- ----- --------- ----------   -----------  ------  ------   -------   --------  ---------
      Total liabilities and
        parterns' capital    1,711,629      1 1,720,328   (1,727,788)   1,704,170       1        1   458,526  (473,802) 1,688,896
                            =========== ===== ========= ==========   ===========  ======  ======   =======   ========  =========

                  MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

           Consolidating Schedule - Statement of Operations Information

                    For the six months ended June 30, 1997
                                 (unaudited)
                               (in thousands)

                                   Combined                             Operating
                                  Operating   Capital           Elimin-   Consol-          Capital      Elimin-
                                Partnerships    II   Operating  ations    idated   Capital   III    MCC  ations Company
Revenues:
  Cable services                    225,352     ---       ---      ---   225,352     ---     ---     ---    ---  225,352
  Management fees                       ---     ---     5,464      ---     5,464     ---     ---     ---    ---    5,464
                                  ---------   -----    -------   -----    ------  ------   ------   ---- ------- -------
           Total revenues           225,352     ---     5,464      ---   230,816     ---     ---     ---    ---  230,816
                                  ---------   -----    -------   -----    ------  ------   ------   ---- ------- -------
Operating expenses:
  Selling, service and
   system management                 83,703     ---     1,142      ---    84,845     ---     ---     ---    ---   84,845
  General and administrative         27,918     ---     6,880      ---    34,798     ---     ---     ---    ---   34,798
  Allocated corporate costs           2,243     ---    (2,243)     ---       ---     ---     ---     ---    ---      ---
  Depreciation and amortization      88,565     ---       609      ---    89,174     ---     ---     ---    ---   89,174
                                  ----------- -----    ------    -----    ------  ------   ------   ---- ------- -------
                                    202,429     ---     6,388      ---   208,817     ---     ---     ---    ---  208,817
                                  ----------- -----    ------    -----    ------  ------   ------   ---- ------- -------
           Operating income          22,923     ---      (924)     ---    21,999     ---     ---     ---    ---   21,999

Other (income) expense:
  Interest (income) expense, net     73,719     ---   (20,023)       0    53,696     ---     ---  19,651    ---   73,347
  Equity earnings (loss) of
    subsidiaries                        ---     ---    50,796  (50,796)      ---     ---     ---  31,697 (31,697)    ---
                                  ----------- -----    ------    -----    ------  ------   -----  ------ -------  -------
                                     73,719     ---    30,773  (50,796)    53,696    ---     ---  51,348 (31,697) 73,347
                                  ----------- -----    ------    -----    ------- ------   -----  ------ -------- -------
           Net loss                 (50,796)    ---   (31,697)  50,796   (31,697)    ---     --- (51,348) 31,697 (51,348)
                                    =======   =====   =======   ======   =======  ======   =====  ====== ======  =======

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

GENERAL

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

The Company has followed a systematic approach in acquiring, operating and developing cable television systems based on the principle of increasing operating cash flow while maintaining a high quality standard of service. The Company's acquisition strategy focuses on cable television systems in proximity to its existing systems or of sufficient size to serve as cores for new operating regions. The Company believes that increasing its operating scale through strategic acquisitions, as well as through internal growth, enhances its ability to reduce its programming costs, develop new technologies, offer new services and improve operating margins, and thus improve its long-term competitiveness.

In continuing to implement the Company's acquisition strategy, the Company acquired the Harron Systems in July of 1997, which are in proximity to other systems owned by the Company in the Dallas/Ft. Worth Metroplex. The Company's basic customer count increased by over 22,000 as a result of this acquisition. Funding for the $34.5 million purchase was provided by borrowings under the Company's revolving credit facility.

In addition to the Harron Acquisition, the Company has entered into a definitive agreement with Time Warner to exchange cable television systems in the states of Wisconsin and Indiana serving in total approximately 125,000 customers. The Company will exchange systems serving approximately 55,000 customers in municipalities surrounding the metropolitan areas of Milwaukee and Green Bay, Wisconsin, for systems serving approximately 70,000 customers in the communities of Eau Claire, Beloit, Marshfield and Merrill, Wisconsin and Warsaw, Indiana. In addition to the contribution of its systems, the Company will pay an additional $20,000,000 to Time Warner. Funding for this purchase is expected to be provided by borrowings under the Company's revolving credit facility. The exchange is subject to regulatory approval and certain closing conditions and is scheduled to close by year end. This acquisition and exchange are described in Note 6 to the unaudited consolidated financial statements.

Future expansion efforts are expected to focus on acquiring or exchanging systems in proximity to existing operations, with the strategic goal of forming or expanding clusters of systems to permit operating efficiencies and economies of scale. Opportunistic divestitures, in areas where consolidation opportunities do not exist, are also considered.

The Company strives to maintain high technological standards in its cable television systems on a cost-effective basis. Currently, the Company is systematically rebuilding its cable systems so that within the next three years substantially all existing systems will have a bandwidth of between 450 MHz and 860 MHz. This program should enable the Company to deliver technological innovations to its customers as such services become commercially viable. As part of this program, certain systems, such as those serving the areas in and around Ft. Worth/Tarrant County (Texas), Glendale/Burbank (California) and suburban Birmingham (Alabama) together with selected systems in Wisconsin, Indiana, Tennessee and other states in which the Company operates cable systems, are being upgraded to 750 MHz or 860 MHz with two-way communication capabilities. Capital expenditures are expected to approximate $180,000,000 (or $150 per customer) in 1997, of which approximately $116,000,000 is for bandwidth upgrades, rebuilds and other enhancements to the cable systems. The Company purchased property and equipment totaling approximately $87,463,000 during the six months ended June 30, 1997, of which approximately $58,000,000 pertained to upgrades and rebuilds . The Company expects to fund future capital expenditures through cash generated from operations and available borrowings under the revolving credit facility.


LIQUIDITY AND CAPITAL RESOURCES

Acquiring and upgrading cable television systems is contingent upon the availability of cash provided by operations, borrowings from the Company's existing credit facilities and the Company's ability to obtain additional debt or equity financing. Although in the past the Company has been able to obtain financing through equity investments, debt issuances and bank borrowings, there can be no assurance that the capital resources necessary to accomplish the Company's business strategy will be available, or that the terms will be favorable to the Company.

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

As of June 30, 1997, unreturned capital contributions from equity investors totaled approximately $493,327,000. The Company has an aggregate of $1,487,083,000 of indebtedness outstanding in the form of the 11 7/8% Debentures, 13 1/2% Notes, 14 1/4% Notes, borrowings under the Senior Credit Facility and note payable and capital lease obligations. The Company has an additional $276,059,000 of borrowing capacity under its Revolving Credit Facility. The Company generated cash flows from operating activities of $73,179,000 for the six month period ended June 30, 1997. In addition to cash flows from operating activities, funding from equity contributions and borrowings have been sufficient to meet the Company's debt service, working capital and capital expenditure requirements.

Cash interest is payable monthly, quarterly and semiannually on borrowings outstanding under the Company's Senior Credit Facility and the 11 7/8% Debentures. No cash interest is payable on the 13 1/2% Notes until February 1, 2000 and no cash interest is payable on the 14 1/4% Notes until December 15, 2000. Maturities of long-term debt approximate $496,446,000 over the next five years. The Company expects to cover both interest and principal payments on its long-term obligations through internally generated funds and borrowings under the Senior Credit Facility.


RESULTS OF OPERATIONS

The Company generates the majority of its revenues from monthly customer fees for basic, premium and other ancillary services (such as the rental of home terminal devices) and from installation income. Additional revenues are generated from pay-per-view programming, advertising sales and commissions from home shopping networks. Revenues were also generated from fees earned in conjunction with the sale of and the management of Maryland Cable.

The comparability of operating results between the three and six months ended June 30, 1997 and the corresponding period for 1996 are affected by several events which occurred during 1996 and 1997. These events include 1) the acquisition of cable systems as follows: a system serving 700 basic customers in Texas on January 11, 1996, a system serving 2,600 basic customers in Mississippi on July 8, 1996, and a system serving 5,400 basic customers in Indiana on July 31, 1996; 2) the sale of the Company's cable system serving 12,600 customers in Washington on October 11, 1996; 3) the sale of the previously managed Maryland Cable system on January 31, 1997; and
4) as described in Note 1 to the unaudited consolidated financial statements, the conforming change in the accounting for franchise fees in certain of the Systems (collectively referred to as the "Pro Forma Adjustments").

Revenues

Revenues for the three months ended June 30, 1997 totaled $116,369,000, an increase of $9,366,000, or 8.8%, over the revenues of $107,003,000 for the three months ended June 30, 1996. Revenues for the six months ended June 30, 1997 of $230,816,000, increased $21,097,000, or 10.1%, over the revenues of $209,719,000 for the six months ended June 30, 1996. Substantially all of this increase was attributable to growth in basic, pay-per-view and advertising sales revenue and increases in management fee revenue as a result of the sale of the Maryland Cable Systems. The effects of these increases in revenue were offset by a revenue reduction of approximately $1,700,000 for the three months ended June 30, 1997 and $3,400,000 for the six months ended June 30, 1997, as a result of the conforming change regarding franchise fee itemization in the former Sammons Systems. Normalizing the effects of the Pro Forma Adjustments, pro forma revenue increased $10,999,000, or 10.5%, and $21,024,000, or 10.3%, respectively, for the three and six months ended June 30, 1997.

The Company's basic service revenues increased $6,295,000, or 8.2%, to $82,900,000 for the three months ended June 30, 1997 from $76,605,000 for the three months ended June 30, 1996.

For the six months ended June 30, 1997, basic service revenues increased $12,550,000, or 8.4%, to $162,782,000 from $150,232,000 for the six months ended June 30, 1996. Pro forma basic service revenues increased $8,179,000, or 10.9%, and $16,297,000, or 11.1%, respectively, for the three and six months ended June 30, 1997. The growth in basic service revenue primarily reflects increases in the number of basic customers, new product offerings and the full effect of the rate adjustments taken in June of 1996. During June 1997, rates for basic services were increased for a majority of the Company's systems throughout the month. Although some of the actual rate adjustments took effect in the month of June, the full impact of the increase will not be reflected until the third quarter of this year.

Pay-per-view revenue increased $1,608,000, or 138.7%, to $2,767,000 for the three months ended June 30, 1997 from $1,159,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997, pay-per-view revenue increased $1,843,000, or 69.5%, to $4,495,000 from $2,652,000 for the six months ended June 30, 1996. The majority of this increase is principally due to the success of the Holyfield/Tyson rematch. The effects of the acquisitions and divestitures had minimal effects on pay-per-view revenue.

The Company's advertising revenues increased $564,000, or 15.0%, to $4,326,000 for the three months ended June 30, 1997 from $3,762,000 for the three months ended June 30, 1996. Advertising revenues for the six months ended June 30, 1997 increased $1,113,000, or 16.6%, to $7,821,000 from $6,708,000 for the six months ended June 30, 1996. Pro forma advertising revenue increased $577,000, or 15.4%, and $1,135,000, or 17.0%, for the three and six months ended June 30, 1997, respectively. This growth is mainly the result of increases in the number of insertable channels, improved channel utilization and greater market demand.

The Company's management fee revenues increased $508,000, or 87.7%, to $1,087,000 for the three months ended June 30, 1997 from $579,000 for the three months ended June 30, 1996. Management fee revenue for the six months ended June 30, 1997 increased $4,318,000, or 376.8%, to $5,464,000 from $1,146,000 for the six months ended June 30, 1996. These increases were due to the recognition of an incentive management fee in conjunction with the sale of the Maryland Cable System. Operating recognized incentive management fees of $986,800 in May 1997 and $4,083,000 in January 1997 in
conjunction with the sale. The Company will continue to earn a nominal monthly management fee through the liquidation of the Maryland Cable partnership. Additional incentive management fees may be recognized upon the termination of the Maryland Cable partnership in January of 1998.

Customer Information

     The following table illustrates the changes in the Company's basic customers and premium units which have significantly contributed to the increases noted in revenues. The increase in basic customers for the six months ended June 30, 1997 equates to an annualized growth rate of 2.4%. Substantially all of the internal growth in basic customers is attributable to continued marketing and sales efforts as well as the continued extension of physical cable plant in order to pass additional dwelling units. The decrease in premium units from December 31, 1996 was anticipated as a reaction to the annual rate increase implemented during June of 1997.

                                                       Pro Forma
                              June 30,  December 31,    June 30,
                                1997       1996         1996 (a)
          Basic Customers     1,195,287   1,181,293    1,172,701

          Premium Units         660,357     666,702      648,511
--------------------

(a) Excludes approximately 12,600 basic customers and 5,000 premium units served by the cable systems in Washington which were subsequently sold to a third party on October 11, 1996. Includes approximately 9,800 basic customers and 4,200 premium units served by systems in Mississippi and Indiana purchased in July 1996.

Costs and Expenses

Selling, service and system management expenses consist primarily of salaries and other costs associated with programming, marketing, engineering and plant maintenance and advertising. General and administrative costs consist primarily of salaries for administrative personnel, customer billing costs, bad debt expense, property taxes and copyright fees.

Selling, service and system management expenses increased $4,128,000, or 10.5%, to $43,413,000 for the three months ended June 30, 1997 from $39,285,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997, selling, service and system management expenses increased $6,495,000, or 8.3%, to $84,845,000 from $78,350,000 for the six months ended June 30, 1996. The majority of the increase noted resulted from an increase in programming costs of $3,998,000, or 16.0%, and $6,768,000, or 13.5%, respectively, for the three and six months ended June 30,1997. Substantially all of this programming cost increase is attributable to increases in the cost of basic satellite programming as a result of incremental basic customer growth and the addition of satellite programming channels to certain of the Company's rebuilt markets. Pro forma selling, service and system management expenses increased $4,203,000, or 10.7%, and $6,597,000, or 8.4%, respectively, for the three and six months ended June 30, 1997.

General and administrative expenses decreased $663,000, or 3.7%, to $17,300,000 for the three months ended June 30, 1997 from $17,963,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997, general and administrative expenses decreased $956,000, or 2.7%, to $34,798,000 from $35,754,000 for the six months ended June 30, 1996. The decrease was due primarily to the reduction in franchise fee expense, as a result of the conforming itemization of such costs on customers' bills. Pro forma general and administrative expenses increased $1,162,000, or 7.2%, and $2,706,000, or 8.4%, respectively, for the three and six months ended June 30, 1997. The pro forma increase in general and administrative expense mainly represents costs from increased staffing of customers service operations and employee wage adjustments.

Depreciation and amortization expenses increased $5,222,000, or 13.1%, for the three months ended June 30, 1997 to $45,028,000 from $39,806,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997, depreciation and amortization increased $10,275,000, or 13.0%, to $89,174,000 from $78,899,000 for the six months ended June 30, 1996. The increase is principally a result of the additional capital expenditures incurred to rebuild and upgrade the physical plant and equipment of certain of the Systems.

Operating Income

Operating income increased $679,000, or 6.8%, to $10,628,000 for the three months ended June 30, 1997 from $9,949,000 for the comparable period in 1996. Operating income increased $5,283,000, or 31.6%, to $21,999,000 for the six months ended June 30, 1997 from $16,716,000 for the same period in 1996. These increases are due primarily to the recognition of the incentive management fee in conjunction with the sale of Maryland cable and the impact of the acquisition and divestiture activity noted above.

The cable television industry generally measures the performance of a cable system in terms of system cash flow before corporate expenses and depreciation and amortization (often referred to as "Cable System Cash Flow") and a cable television company in terms of operating income before depreciation and amortization (often referred to as "EBITDA"). These measures are not intended to be a substitute or improvement on the terms disclosed on the financial statements, rather these measures are included as industry standards. Cable System Cash Flow increased $6,130,000, or 11.7%, to $58,666,000 for the three months ended June 30, 1997 from $52,536,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997, Cable System Cash Flow increased $12,609,000, or 12.5%, to $113,731,000 from $101,122,000 for the six months ended June 30, 1996. EBITDA increased $5,901,000, or 11.9%, to 55,656,000 for the three months ended June 30, 1997 from $49,755,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997, EBITDA increased $15,558,000, or 16.3%, to $111,173,000 from $95,615,000 for the six months ended June 30, 1996. Pro forma Cable System Cash Flow and EBITDA for the three months and six months ended June 30, 1997 increased 12.2% and 11.5% and 13.0% and 12.5%, respectively, over the comparable periods in 1996.

Other Expenses

Net interest expense increased $1,119,000, or 3.1%, to $36,799,000 for the three months ended June 30, 1997 from $35,680,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997, net interest expense increased $1,881,000, or 2.6%, to $73,347,000 from $71,466,000 for the six months ended June 30, 1996.
These increases are primarily due to the scheduled increase in accretion for the 13 1/2% Notes and the 14 1/4% Notes of $4,143,000 for the six months ended June 30, 1997. This accretion increase was offset by a decrease in the average borrowing costs under the Senior Credit Facility. Total indebtedness, including public indebtedness, increased to $1,487,083,000 at June 30, 1997 from $1,421,748,000 at
June 30, 1996. The weighted average interest rate, including commitment fees, for total debt outstanding during the three months and six months ended June 30, 1997 was 9.84% and 9.88%, respectively, compared with 9.94% and 9.98%, respectively, for the three months and six months ended June 30, 1996.

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

Certain of the Company's expenses, such as those for wages and benefits, equipment repair and replacement, billing and marketing generally increase with inflation. However, the Company does not believe that its financial results have been adversely affected by inflation. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating rate debt may not be offset by increases in revenues. As of June 30, 1997, the Company had $720,000,000 of outstanding borrowings under the Senior Credit Facility which are subject to floating interest rates. The rates are based on either the Eurodollar rate, prime rate, CD base rate or Federal Funds rate, plus a margin of up to 2.25% subject to certain adjustments based on the ratio of Operating's total debt to EBITDA.

To reduce the impact of changes in interest rates on its floating rate long-term debt, the Company entered into certain interest rate swap agreements with certain of the participating banks under the Senior Credit Facility. At June 30, 1997, an interest rate swap agreement covering a notional balance of $150,000,000 was outstanding which requires the Company to pay a fixed rate of 5.77%, plus the applicable interest rate margin. This agreement matures during 1998, and allows for the optional extension by the counterparty for an additional period. In addition, the Company has entered into interest rate swap agreements covering an aggregate notional principal amount of $250,000,000, with forward start dates in August 1997 and November 1997. These agreements require the Company to pay fixed rates ranging from 5.75% to 5.77%, plus the applicable interest rate margin, and will automatically terminate in the event that one month LIBOR equals or exceeds 6.75% on any monthly reset date. These agreements mature during 1999 and 2000, and certain of the agreements allow for the optional extension by the counterparty for an additional period.


REGULATION IN THE CABLE TELEVISION INDUSTRY

The operation of cable television systems is extensively regulated by the FCC, certain state governments and most local governments.
On February 8, 1996, the President signed into law the 1996 Telecom Act. This new law alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it reduces the scope of cable rate regulation.

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

The Company believes that it has materially complied with provisions of the 1996 Telecom Act and the 1992 Cable Act, including rate setting provisions promulgated by the FCC on April 1, 1993.
However, in jurisdictions which have chosen not to certify to regulate certain rates, refunds covering a one-year period on basic service may be ordered if the Company is regulated at a later date and is unable to justify its rates through a benchmark or cost-of-service filing. The amount of refunds, if any, which may be payable by the Company in the event that these systems' rates are successfully challenged by franchising authorities is not currently estimable. During the three month period ended June 30, 1997, there were no rate refunds issued. There are, however, rate complaints currently pending at the FCC concerning certain of the Company's CPST rates. Pursuant to the re-regulation covering the time period from September 1, 1993 through May 15, 1994, there are currently under review by the FCC 17 cost-of-service filings and one benchmark filing. Pursuant to the re-regulation covering the time period from May 1994 to the date hereof, there are 40 benchmark filings under review by the FCC. These pending reviews potentially affect 157,600 of the Company's basic customers. During 1996 and 1997, reviews involving certain Systems serving approximately 140,400 customers were completed in which the FCC found no errors in the Company's rate calculations. As a result, the related complaints were denied.
If the FCC determines that the Company's CPST rates are unreasonable, it has the authority to order the Company to reduce such rates and to refund to customers any overcharges with interest occurring from the date such rate complaint was filed at the FCC.
The amount of refunds, if any, which may be required by the FCC in the event the Company's CPST rates are found to be unreasonable is not currently estimable.

Because the FCC has not yet resolved pending rate complaints involving the Company and because franchise authorities may certify to regulate certain rates in the future, the overall impact of these regulations and other provisions of the 1996 Telecom Act and the 1992 Cable Act on the Company's business cannot be determined at this time.

                    PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

There were no material legal proceedings instituted during the six months ended June 30, 1997 to which the Company is a party or of which any of its property is subject.

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

          None.

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

                      MARCUS CABLE COMPANY, L.P.
                      (Registrant)

                      By:  Marcus Cable Properties, L.P., its
                           general partner,

                        By:   Marcus Cable Properties, Inc., its
                              general partner,

August 14, 1997               By:  /s/ Jeffrey A. Marcus
                                   Jeffrey A. Marcus
                              Its: President, Chief Executive
                                   Officer and Sole Director of
                                   Marcus Cable Properties, Inc.
                                   (Principal Executive Officer)

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

                      MARCUS CABLE OPERATING COMPANY, L.P.
                      (Registrant)

                      By:  Marcus Cable Company, L.P., its general
                           partner,

                        By:   Marcus Cable Properties, L.P., its
                              general partner,

                              By:  Marcus Cable Properties, Inc.,
                                   its general partner,

August 14, 1997               By:  /s/ Jeffrey A. Marcus
                                   Jeffrey A. Marcus
                              Its: President, Chief Executive
                                   Officer and Sole Director of
                                   Marcus Cable Properties, Inc.
                                   (Principal Executive Officer)

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

                      MARCUS CABLE CAPITAL CORPORATION
                      (Registrant)

August 14, 1997               By:  /s/ Jeffrey A. Marcus
                                   Jeffrey A. Marcus
                              Its: President, Chief Executive
                                   Officer and Sole Director of
                                   Marcus Cable Capital
                                   Corporation (Principal
                                   Executive Officer)



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



                      MARCUS CABLE CAPITAL CORPORATION II
                      (Registrant)

August 14, 1997               By:  /s/ Jeffrey A. Marcus
                                   Jeffrey A. Marcus
                              Its: President, Chief Executive
                                   Officer and Sole Director of
                                   Marcus Cable Capital
                                   Corporation II (Principal
                                   Executive Officer)


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

                      MARCUS CABLE CAPITAL CORPORATION III
                      (Registrant)

August 14, 1997               By:  /s/ Jeffrey A. Marcus
                                   Jeffrey A. Marcus
                              Its: President, Chief Executive
                                   Officer and Sole Director of
                                   Marcus Cable Capital
                                   Corporation III (Principal
                                   Executive Officer)

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