Form 10-Q
period 1997-09-30
MARCUS CABLE CO LP; MARCUS CABLE CAPITAL CORP; MARCUS CABLE OPERATING CO LP; MARCUS CABLE CAPITAL CORP II; MARCUS CABLE CAPITAL CORP III
filed 1997-11-14
CIK 910629, 910630, 926329, 926332, 947184

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                          Act of 1934

       For the quarterly period ended September 30, 1997

                               or

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

               INDEX TO QUARTERLY REPORT FORM 10-Q
                       SEPTEMBER 30, 1997

                                                                      Page No.
          Definitions                                                   3-4

PART I    FINANCIAL INFORMATION

Item 1:   Financial Statements - Marcus Cable Company, L.P. and
          Subsidiaries

          Consolidated Balance Sheets as of
          September 30, 1997 and December 31, 1996                        5

          Consolidated Statements of Operations for the
          Three and Nine months Ended September 30, 1997
          and 1996                                                        6

          Consolidated Statements of Cash Flows for the
          Nine months Ended September 30, 1997 and 1996                   7

          Notes to the Consolidated Financial Statements               8-12

          Consolidating Schedules                                     13-14

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


       Term                           Definition
11 7/8% Debentures            11 7/8%Senior Debentures, due
                              October 1, 2005, which are
                              obligations of MCC and Capital
13 1/2% Notes                 13 1/2% Senior Subordinated
                              Guaranteed Discount Notes, due
                              August 1, 2004, which are
                              obligations of Operating and
                              Capital II that are guaranteed by
                              MCC
14 1/4% Notes                 14 1/4% Senior Discount Notes, due
                              December 15, 2005, which are
                              obligations of MCC and Capital III
1992 Cable Act                Cable Television ConsumerProtection
                              and Competition Act of 1992
1996 Telecom Act              Telecommunications Act of 1996
Cable System Cash Flow        System cash flow before corporate
                              expenses and depreciation and
                              amortization
Capital                       Marcus Cable Capital Corporation
Capital II                    Marcus Cable Capital Corporation II
Capital III                   Marcus Cable Capital Corporation
                              III
Company                       Marcus Cable Company, L.P. and
                              subsidiaries
CPST                          Cable Programming Service Tier
EBITDA                        Earnings Before Interest, Taxes,
                              Depreciation and Amortization
FCC                           Federal Communications Commission
Harron                        Harron Communications, Corp. and
                              certain of its subsidiaries
Harron Systems                Certain cable television systems
                              purchased from Harron
Goldman Sachs                 Goldman, Sachs & Co.
LIBOR                         London InterBank Offered Rate
Maryland Cable                Maryland Cable Partners, L.P.
Maryland Cable Agreement      The management agreement between
                              Operating and Maryland Cable
Maryland Cable System         Cable system owned by Maryland
                              Cable
MCC                           Marcus Cable Company, L.P. and
                              subsidiaries
MCA                           Marcus Cable Associates, L.P.
MCALP                         Marcus Cable of Alabama, L.P.
MCDM                          Marcus Cable of Delaware and
                              Maryland, L.P.
MCP                           Marcus Cable Partners, L.P.
Operating                     Marcus Cable Operating Company,
                              L.P.
Operating Partnerships        MCA, MCALP, MCDM and MCP

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

             MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

                    Consolidated Balance Sheets
                          (in thousands)

                                     September 30,  December 31,
               Assets                     1997          1996
                                      (unaudited)
Current assets:
     Cash and cash equivalents       $       258    $     6,034
     Accounts receivable, net
     of allowance of $1,503 and
     $1,900, respectively                 20,679         17,043
     Prepaid expenses and other            2,228          2,432
                                      -----------   -----------
          Total current assets            23,165         25,509

Property and equipment, net (note 3)     667,925        578,507

Other assets, net (note 4)             1,027,658      1,083,534
                                     -----------    -----------
                                     $ 1,718,748    $ 1,687,550
                                     ===========    ===========

Liabilities and Partners' Capital

Current liabilities:
     Current maturities of
       long-term debt (note 5)       $    65,636    $    41,819
     Accrued liabilities                  55,186         49,405
     Accrued interest                      9,163         10,664
                                     -----------    -----------
          Total current liabilities      129,985        101,888

Long-term debt (note 5)                1,478,852      1,396,652

Subsidiary limited partner interests        (246)          (246)

Partners' capital                        110,157        189,256

Commitments and contingencies               ---             ---
                                     -----------    -----------
                                     $ 1,718,748    $ 1,687,550
                                     ===========    ===========

See accompanying notes to the consolidated financial statements.

           MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

              Consolidated Statements of Operations
                           (unaudited)
                         (in thousands)



                         Three months ended    Nine months ended
                           September 30,          September 30,
                            1997      1996       1997      1996
Revenues:
     Cable services      $123,086  $111,101    $348,438  $319,674
     Management
       fees (note 6)           75       588       5,539     1,734
                         --------  --------    --------  --------
        Total revenues    123,161   111,689     353,977   321,408
                         --------  --------    --------  --------

Operating expenses:
     Selling, service
       and system
       management          45,301    39,561     130,146   117,911
     General and
       administrative      18,332    18,031      53,130    53,785
     Depreciation and
       amortization        48,921    42,097     138,095   120,996
                         --------  --------    --------  --------
                          112,554    99,689     321,371   292,692
                         --------  --------    --------  --------
        Operating income   10,607    12,000      32,606    28,716
                         --------  --------    --------  --------

Other expenses:
     Interest
       expense, net        38,358    36,808     111,705   108,279
                         --------  --------    --------  --------
        Net loss         $(27,751) $(24,808)   $(79,099) $(79,563)
                         ========  ========    ========  ========

See accompanying notes to the consolidated financial statements.

            MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

              Consolidated Statements of Cash Flows
                           (unaudited)
                         (in thousands)
                                             Nine months ended
                                               September 30,
                                             1997       1996
Cash flows from operating activities:
  Net loss                                $  (79,099)  $ (79,563)
  Adjustments to reconcile net
     loss to net cash provided by
     operating activities:
       Depreciation and amortization         138,095     120,996
       Amortization of debt issuance costs     2,920       2,444
       Accretion of discount on notes         50,812      44,400
       Changes in assets and liabilities,
        net of effects of acquisitions:
        Accounts receivable                   (3,636)      2,203
        Prepaid expenses                         204      (2,150)
        Other assets                            (186)        (89)
        Accrued interest                      (1,501)      1,420
        Accrued liabilities                    5,781      (3,462)
                                          ----------   ----------
          Net cash provided by
            operating activities             113,390      86,199
                                          ----------   ----------

Cash flows from investing activities:
       Acquisitions of cable systems and
       franchises, net of cash acquired      (34,551)    (10,222)
       Additions to property and equipment  (137,671)    (73,925)
                                          ----------   ----------
          Net cash used in
            investing activities            (172,222)    (84,147)
                                          ----------   ----------
Cash flows from financing activities:
  Proceeds from borrowings                   170,000      20,338
  Repayment of long-term debt               (115,081)    (25,000)
  Payment of debt issuance costs              (1,464)        ---
  Payment of capital lease obligations          (399)       (306)
                                          ----------   ----------
          Net cash provided by (used in)
            financing activities              53,056      (4,968)
                                          ----------   ----------
Net decrease in cash
  and cash equivalents                        (5,776)     (2,196)
Cash and cash equivalents at
  beginning of period                          6,034      17,409
                                          ----------   ---------
Cash and cash equivalents at
  end of period                           $      258   $  14,493
                                          ==========   =========
Supplemental disclosure of cash
 flow information:
    Interest paid                         $   59,398   $ 60,228
                                          ==========   =========

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

     (c)  Franchise Fees

          Local governmental authorities impose franchise fees on the Systems ranging up to a federally mandated maximum of 5.0% of gross revenues. On a monthly basis, such fees are collected from the Systems' customers. Historically, franchise fees in certain of the Systems (i.e., the former Sammons Systems) were not separately itemized on customers' bills. Such fees were considered part of the monthly charge for basic services and equipment, and therefore were reported as revenue and expense in the Company's financial results. The Company began the process of itemizing such fees on all customers' bills to conform with the collection of, and accounting for, franchise fees in the remaining Systems in November 1996 and completed the process during the first quarter of 1997. As a result, beginning in the first quarter of 1997, such fees are no longer included as revenue or as general and administrative expenses. The net accounting effect of this change is a quarterly reduction in revenue of approximately $1,700,000 and a corresponding reduction in general and administrative expenses, versus the comparable period in 1996.

     (d)  Interim Financial Information

          In the opinion of management, the accompanying unaudited interim consolidated financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly (i) the Company's financial position as of September 30, 1997,
          (ii) the results of its operations for the three and nine months ended September 30, 1997 and 1996 and (iii) its cash flows for the nine months ended September 30, 1997 and 1996. These financial statements are for interim periods and do not include all of the detail normally provided in annual financial statements and should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K.

(2)  Acquisition

     On July 1, 1997, the Company purchased cable television systems serving approximately 22,000 customers located near Dallas-Fort Worth, Texas for an aggregate purchase price of $34,500,000. The purchase was financed with funds available under the Senior Credit Facility. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to tangible and intangible assets based on estimated fair market values at the date of acquisition. Operating results of the acquired company are included in the accompanying financial statements from the date of acquisition. Net assets acquired as a result of this acquisition are summarized as follows (in thousands):

          Property and Equipment                  $    20,000
          Noncompetition agreement                      1,000
          Franchise rights                             13,500
                                                  -----------
               Total purchase price               $    34,500
                                                  ===========

(3)  Property and Equipment

     Property and equipment consists of the following (in
     thousands):
                                     September 30,  December 31,
                                         1997           1996
          Cable and Electronics      $  484,500     $  440,513
          Other                         383,790        269,580
                                     -----------    ----------
                                        868,290        710,093
          Accumulated Depreciation     (200,365)      (131,586)
                                     -----------    ----------
                                     $  667,925     $  578,507
                                     ===========    ==========

(4)  Other Assets

     Other assets consist of the following (in thousands):
                                      September 30,  December 31,
                                          1997          1996
          Franchise rights           $  1,188,692   $  1,175,009
          Going concern value of
            acquired cable systems         45,969         45,969
          Noncompetition agreements        32,914         31,914
          Debt issuance costs              44,964         43,500
          Other                             1,123          1,069
                                      -----------    -----------
                                        1,313,662      1,297,461
          Accumulated amortization       (286,004)      (213,927)
                                      -----------    -----------
                                     $  1,027,658   $  1,083,534
                                      ===========    ===========

(5)  Long-term Debt

     The Company had outstanding borrowings under long-term debt arrangements as follows (in thousands):
                                         September 30, December 31,
                                             1997         1996
          Senior Credit Facility        $    910,000   $  855,000
          13 1/2% Senior Subordinated
            Discount Notes, due
            August 1, 2004                   325,558      295,119
          14 1/4% Senior Discount Notes,
            Due December 15, 2004            206,235      185,862
          11 7/8% Senior Debentures, due
            October 1, 2005                  100,000      100,000
          Note Payable                           206          287
          Capital leases                       2,489        2,203
                                         -----------  -----------
                                           1,544,488    1,438,471
          Less current maturities            (65,636)     (41,819)
                                         -----------  -----------
                                        $  1,478,852  $ 1,396,652
                                         ===========  ===========

     Amounts outstanding under the Senior Credit Facility bear interest at either the (i) Eurodollar rate, (ii) prime rate or
     (iii) CD base rate, in each case plus a margin of up to 2.25%, subject to certain adjustments based on the ratio of Operating's total debt to EBITDA. At September 30, 1997, borrowings under the Senior Credit Facility bore interest at rates ranging from 6.79% to 8.30% under the Eurodollar and prime rate options. The Company pays a commitment fee ranging from 0.250% to 0.375% on the unused commitment under the Senior Credit Facility.

     To reduce the impact of changes in interest rates on its floating rate long-term debt, the Company has entered into certain interest rate swap agreements with certain of the participating banks under the Senior Credit Facility. At September 30, 1997, interest rate swap agreements covering a notional balance of $250,000,000 were outstanding which require the Company to pay fixed rates ranging from 5.75% to 5.77%, plus the applicable interest rate margin. These agreements mature during 1998 and 1999, and allow for the optional extension by the counterparty for additional periods and certain of the agreements provide for the automatic termination in the event that one month LIBOR exceeds 6.75% on any monthly reset date. The Company has also entered into an interest rate swap agreement covering an aggregate notional principal amount of $100,000,000 which matures in the year 2000 whereby the Company receives one month LIBOR plus 0.07% and is required to pay the higher of one month LIBOR at either the beginning or end of the interest period, plus the applicable interest rate margin. In addition, the Company has entered into interest rate swap agreements covering an aggregate notional principal amount of $150,000,000 which mature in the year 2000, with forward start dates in November 1997. These agreements require the Company to pay fixed rates of 5.77%, plus the applicable interest rate margin, and will automatically terminate in the event that one month LIBOR exceeds 6.75% on any monthly reset date.

     As interest rates change under the interest rate swap agreements, the differential to be paid or received is recognized as an adjustment to interest expense. During the three months ended September 30, 1997, the Company recognized an interest benefit of $20,600 and during the nine months ended September 30, 1997, the Company recognized additional interest expense of $566,400 under its interest rate swap agreements.

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

     Effective January 31, 1997, the Maryland Cable System was sold to Jones Communications of Maryland, Inc. Pursuant to the Maryland Cable Agreement, Operating recognized incentive management fees of $986,000 in May 1997 and $4,083,000 in January 1997 in conjunction with the sale. Additional incentive management fees may be recognized upon dissolution of Maryland Cable, anticipated to occur during 1998. There is no assurance that any of such fees will be realized. Although Operating is no longer involved in the active management of those cable television systems, Operating has entered into an agreement with Maryland Cable to oversee the activities, if any, of Maryland Cable through the liquidation of the partnership. Pursuant to such agreement, Operating will earn a nominal monthly fee. Including the incentive management fees noted above, Operating earned total management fees of $75,000 and $5,539,000, respectively, during the three month and nine month periods ended September 30, 1997.

(7)  Pending Exchange

     On June 20, 1997, the Company entered into a definitive agreement with Time Warner to exchange cable television systems in the states of Wisconsin and Indiana serving in aggregate approximately 125,000 customers. According to the terms of the agreement, Time Warner will receive systems serving approximately 55,000 customers, while the Company will receive systems serving approximately 70,000 customers. In addition to the contribution of its systems, the Company will pay
     $20,000,000 to Time Warner which will be funded with borrowings under the Senior Credit Facility. This exchange is subject to regulatory approval and certain closing conditions and is expected to close by year end.

(8)  Subsequent Events

     On October 7, 1997, the Company announced that it intends to offer for sale certain cable television systems that are not within the six core clusters operated by the Company. Systems to be sold serve approximately 200,000 customers in Delaware/Maryland, Virginia, Connecticut, Mississippi, Louisiana, Illinois, Oklahoma and the panhandle of Texas.

     On October 28, 1997, the Company entered into a definitive agreement to purchase certain cable television systems serving approximately 23,000 customers in Alabama. The communities served by these systems are adjacent to the Company's existing systems in the suburban Birmingham, Alabama area. This transaction is subject to certain closing conditions, including governmental and regulatory approval, and is expected to occur during the first half of 1998. The purchase will be funded with borrowings under the Senior Credit Facility.

               MARCUS CABLE COMPANY, L.P.  AND SUBSIDIARIES

            Consolidating Schedule - Balance Sheet Information

                       As of September 30, 1997
                              (unaudited)
                             (in thousands)

                                                           ASSETS
                             Combined
                             Operating  Capital             Elimin-     Operating            Capital            Elimin-
                            Partnerships  II    Operating    ations    Consolidated Capital    III    Company    ations   Company
Current assets:
  Cash and cash equivalents      3,706      1    (4,205)           0         (498)      1        1       754         0        258
  Accounts receivable, net      89,849      0    36,578     (105,748)      20,679       0        0         0         0     20,679
  Prepaid expenses and other     1,314      0       914            0        2,228       0        0         0         0      2,228
                            ----------  ----- ---------   ----------  -----------   -----    -----   -------   -------  ---------
      Total current assets      94,869      1    33,287     (105,748)      22,409       1        1       754         0     23,165

Property and equipment, net    661,303      0     6,622            0      667,925       0        0         0         0    667,925
Other assets, net            1,028,406      0 1,599,196   (1,583,692)   1,043,910       0        0     8,216   (24,468) 1,027,658
Investment in subsidiaries           0      0   110,604     (110,604)       ---         0        0   431,768  (431,768)     ---
                            ----------  ----- ---------   ----------  -----------   -----    -----   -------   --------  --------
      Total assets           1,784,578      1 1,749,709   (1,800,044)   1,734,244       1        1   440,738  (456,236) 1,718,748
                            ==========  ===== =========   ==========  ===========   =====    =====   =======   ========  ========


Current liabilities:
   Current maturities of
     long-term debt                188      0    65,448            0       65,636       0        0         0         0     65,636
   Accrued liabilities         124,867      0    77,232     (140,854)      61,245       0        0    18,409   (24,468)    55,186
   Accrued interest              9,163      0     3,226       (9,163)       3,226       0        0     5,937         0      9,163
                            ----------  ----- ---------   ----------   ----------   -----    -----   -------  --------  ---------
      Total current
              liabilities      134,218      0   145,906     (150,017)     130,107       0        0    24,346   (24,468)   129,985

Long-term debt               1,539,757      0 1,172,283   (1,539,423)   1,172,617       0        0   306,235         0  1,478,852
Subsidiary limited partner
  interest                           0      0      (246)           0         (246)      0        0         0         0       (246)
Partners' capital              110,603      1   431,766     (110,604)     431,766       1        1   110,157  (431,768)   110,157
                            ----------  ----- ---------   ----------   ----------   -----    -----   -------  --------  ---------
      Total liabilities and
        parterns' capital    1,784,578      1 1,749,709   (1,800,044)   1,734,244       1        1   440,738  (456,236) 1,718,748
                            ==========  ===== =========   ==========   ==========   =====    =====   =======  ========  =========

                                 MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

                         Consolidating Schedule - Statement of Operations Information

                                 For the nine months ended September 30, 1997
                                                 (unaudited)
                                                (in thousands)

                                    Combined                               Operating
                                   Operating   Capital             Elimin-  Consol-          Capital          Elimin-
                                  Partnerships    II   Operating   ations    idated  Capital   III     MCC    ations  Company
Revenues:
  Cable services                      348,438     ---        ---      ---    348,438     ---     ---     ---     ---  348,438
  Management fees                         ---     ---      5,539      ---      5,539     ---     ---     ---     ---    5,539
                                    ---------  ------  ---------   ------  --------- ------- -------   -----  ------  -------
           Total revenues             348,438     ---      5,539      ---    353,977     ---     ---     ---     ---  353,977
                                    ---------  ------  ---------   ------  --------- ------- -------   -----  ------  -------
Operating expenses:
  Selling, service and
   system management                  128,455     ---      1,691      ---    130,146     ---     ---     ---     ---  130,146
  General and administrative           42,567     ---     10,563      ---     53,130     ---     ---     ---     ---   53,130
  Allocated corporate costs             6,834     ---     (6,834)     ---        ---     ---     ---     ---     ---      ---
  Depreciation and amortization       137,112     ---        983      ---    138,095     ---     ---     ---     ---  138,095
                                    ---------  ------  ---------   ------  --------- ------- -------   -----  ------  -------
                                      314,968     ---      6,403      ---    321,371     ---     ---     ---     ---  321,371
                                    ---------  ------  ---------   ------  --------- ------- -------   -----  ------  -------
           Operating income            33,470     ---       (864)     ---     32,606     ---     ---     ---     ---   32,606

Other (income) expense:
  Interest (income) expense, net      112,440     ---    (30,625)     ---     81,815     ---     ---  29,890     ---  111,705
  Equity earnings (loss)
   of subsidiaries                        ---     ---     78,970  (78,970)       ---     ---     ---  49,209 (49,209)     ---
                                    ---------  ------  ---------   ------- --------- ------- -------  ------  ------- -------
                                      112,440     ---     48,345  (78,970)    81,815     ---     ---  79,099 (49,209) 111,705
                                    ---------  ------  ---------  -------- --------- ------- -------  ------  ------- -------
           Net loss                   (78,970)    ---    (49,209)  78,970    (49,209)    ---     --- (79,099) 49,209  (79,099)
                                    =========  ======  =========  ======== ========= ======= =======  ======  ======= =======

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

In continuing to implement the Company's acquisition strategy, the Company acquired the Harron Systems in July of 1997, which are in proximity to other systems owned by the Company in the Dallas/Ft. Worth Metroplex. The Company's basic customer count increased by over 22,000 as a result of this acquisition. Funding for the $34.5 million purchase was provided by borrowings under the Senior Credit Facility. The Company has also entered into a definitive agreement to purchase the assets of Mountain Brook Cablevision, Inc. and Shelby Cable, Inc. The cable television system serves approximately 23,000 customers in the Mountain Brook and Shelby County areas of suburban Birmingham, adjacent to the Company's existing systems in the Birmingham market. The transaction is subject to certain regulatory approval and the closing is expected to occur during the first half of 1998. The acquisition will be financed with funds available under the Senior Credit Facility.

In addition, the Company has entered into a definitive agreement with Time Warner to exchange cable television systems in the states of Wisconsin and Indiana serving in total approximately 125,000 customers. The Company will exchange systems serving approximately 55,000 customers in municipalities surrounding the metropolitan areas of Milwaukee and Green Bay, Wisconsin, for systems serving approximately 70,000 customers in the communities of Eau Claire, Beloit, Marshfield and Merrill, Wisconsin and Warsaw, Indiana. In addition to the contribution of its systems, the Company will pay an additional $20,000,000 to Time Warner. Funding for this purchase is expected to be provided by borrowings under the Senior Credit Facility. The exchange is subject to regulatory approval and certain closing conditions and is scheduled to close by year end. These transactions are described in Notes 2, 7 and 8 to the unaudited consolidated financial statements.

Future expansion efforts are expected to focus on acquiring or exchanging systems in proximity to existing operations, with the strategic goal of forming or expanding clusters of systems to permit operating efficiencies and economies of scale. Opportunistic divestitures, in areas where consolidation opportunities do not exist, are also considered. In implementing the Company's divestiture strategy, the Company has recently identified certain non-strategic cable systems which are being offered for sale. Upon completion of the sale of these non-strategic systems, the Company will own and operate six core groups of cable systems. See discussion concerning these systems offered for sale in Note 8 to the unaudited consolidated financial statements.

The Company strives to maintain high technological standards in its cable television systems on a cost-effective basis. Currently, the Company is systematically rebuilding and upgrading its cable systems so that within the next three years substantially all existing systems will have a bandwidth of between 450 MHz and 862 MHz. This program should enable the Company to deliver technological innovations to its customers as such services become commercially viable. As part of this program, certain systems, such as those serving the areas in and around Ft. Worth/Tarrant County (Texas), Glendale/Burbank
(California) and suburban Birmingham (Alabama) together with selected systems in Wisconsin, Indiana, Tennessee and other states in which the Company operates cable systems, are being upgraded to 750 MHz or 862 MHz with two-way communication capabilities.


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

As of September 30, 1997, unreturned capital contributions from equity investors totaled approximately $493,327,000. The Company has an aggregate of $1,544,488,000 of indebtedness outstanding in the form of the 11 7/8% Debentures, 13 1/2% Notes, 14 1/4% Notes, borrowings under the Senior Credit Facility and note payable and capital lease obligations. The Company has an additional

$211,059,000 of borrowing capacity under its Revolving Credit Facility after considering committed lines of credit of $3,941,000. The Company generated cash flows from operating activities of $113,390,000 for the nine month period ended September 30, 1997. In addition to cash flows from operating activities, funding from equity contributions and borrowings have been sufficient to meet the Company's debt service, working capital and capital expenditure requirements.

Cash interest is payable monthly, quarterly and semiannually on borrowings outstanding under the Company's Senior Credit Facility and the 11 7/8% Debentures. No cash interest is payable on the 13 1/2% Notes until February 1, 2000 and no cash interest is payable on the 14 1/4% Notes until December 15, 2000. Maturities of long-term debt approximate $552,539,000 over the next five years. The Company expects to cover both interest and principal payments on its long-term obligations through internally generated funds and borrowings under the Senior Credit Facility.

As the Company continues to accelerate the upgrading and rebuilding of its broadband networks in preparation for the delivery of additional services, capital expenditures are expected to approximate $192,000,000 (or $160 per customer) in 1997. Approximately 60% of such expenditures are earmarked to enhance the reliability and capacity of the Company's broadband cable networks. The Company purchased property and equipment totaling approximately $138,378,000 during the nine months ended September 30, 1997. The Company expects to fund future capital expenditures through cash generated from operations and available borrowings under the Senior Credit Facility.


RESULTS OF OPERATIONS

The Company generates the majority of its revenues from monthly customer fees for basic and premium services, installation income and other ancillary services (such as the rental of home terminal devices). Additional revenues are generated from pay-per-view programming, advertising sales and commissions from home shopping networks. Revenues were also generated from fees earned in conjunction with the sale of and the management of Maryland Cable.

The comparability of operating results between the three and nine months ended September 30, 1997 and the corresponding period for 1996 are affected by several events which occurred during 1997 and 1996 (collectively referred to as the "Pro Forma Adjustments").
These events include 1) the acquisition of cable systems as follows: systems serving approximately 22,000 basic customers in Texas on July 1, 1997, a system serving approximately 5,400 basic customers in Indiana on July 31, 1996, a system serving approximately 2,600 basic customers in Mississippi on July 8, 1996 and a system serving approximately 700 basic customers in Texas on January 11, 1996;
2) the sale of the Company's cable system serving approximately 12,600 customers in Washington on October 11, 1996; 3) the sale of the previously managed Maryland Cable system on January 31, 1997; and 4) as described in Note 1 to the unaudited consolidated financial statements, the conforming change in the accounting for franchise fees in certain of the Systems.

Revenues

Revenues for the three months ended September 30, 1997 totaled $123,161,000, which is an increase of $11,472,000, or 10.3%, over the revenues of $111,689,000 for the three months ended September 30, 1996. Revenues for the nine months ended September 30, 1997 of $353,977,000 increased $32,569,000, or 10.1%, over the revenues of
$321,408,000 for the nine months ended September 30, 1996. Substantially all of this increase was attributable to growth in basic, pay-per-view, advertising sales revenue, equipment sales and rentals and increases in management fee revenue. The effects of these increases in revenue were offset by a revenue reduction of approximately $1,700,000 for the three months ended September 30, 1997 and $5,100,000 for the nine months ended September 30, 1997, as a result of the conforming change regarding franchise fee itemization in the former Sammons Systems. Normalizing the effects of the Pro Forma Adjustments, pro forma revenue increased $12,340,000, or 11.1%, and $33,755,000, or 10.6%, respectively, for the three and nine months ended September 30, 1997.

The Company's basic service revenues increased $10,249,000, or 12.6%, to $91,474,000 for the three months ended September 30, 1997 from $81,225,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, basic service revenues increased $22,799,000, or 9.9%, to $254,256,000 from $231,457,000 for the nine months ended September 30, 1996. Pro forma basic service revenues increased $10,925,000, or 13.6%, and $27,503,000, or 11.9%, respectively, for the three and nine months ended September 30, 1997. The growth in basic service revenue primarily reflects increases in the number of basic customers, new product offerings and the full effect of the rate adjustments implemented in June of 1997.

The Company's advertising revenues increased $847,000, or 24.8%, to $4,264,000 for the three months ended September 30, 1997 from $3,417,000 for the three months ended September 30, 1996. Advertising revenues for the nine months ended September 30, 1997 increased $1,960,000, or 19.4%, to $12,085,000 from $10,125,000 for the nine months ended September 30, 1996. This growth is mainly the result of increases in the number of insertable channels, improved channel utilization and greater market demand.

Pay-per-view revenue increased $205,000, or 12.4%, to $1,856,000 for the three months ended September 30, 1997 from $1,651,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, pay-per-view revenue increased $2,048,000, or 47.6%, to $6,351,000 from $4,303,000 for the nine months ended September 30, 1996. The nine month increase is due in part to the success of the Holyfield/Tyson rematch. Additionally, the increases are a result of system upgrades and rebuilds which have increased the penetration of addressable converters and the availability of pay-per-view products. Acquisitions and divestitures have had minimal effect on pay-per-view revenue.

The Company's management fee revenues decreased $513,000, or 87.2%, to $75,000 for the three months ended September 30, 1997 from $588,000 for the three months ended September 30, 1996. The decrease is a direct result of the sale of the Maryland Cable Systems, as discussed in Note 6 to the unaudited consolidated financial statements. Management fee revenue for the nine months ended September 30, 1997 increased $3,805,000, or 219.4%, to $5,539,000 from $1,734,000 for the nine months ended September 30, 1996 which was due to the recognition of incentive management fees in conjunction with the sale of the Maryland Cable System. Operating recognized incentive management fees of $986,000 in May 1997 and $4,083,000 in January 1997 in conjunction with the sale. The Company will continue to earn a nominal monthly management fee through the liquidation of the Maryland Cable partnership. Additional incentive management fees may be recognized upon the termination of the Maryland Cable partnership, expected to occur during 1998.

Customer Information

     The following table illustrates the changes in the Company's basic customers and premium units which have significantly contributed to the revenue fluctuations previously noted. The increase in basic customers for the nine months ended September 30, 1997 equates to an annualized growth rate of 2.0%. Substantially all of the internal growth in basic customers is attributable to continued marketing and sales efforts as well as the continued extension of physical cable plant in order to pass additional dwelling units. The decrease in premium units from December 31, 1996 was anticipated as a reaction to the annual rate increase implemented during June of 1997 and changes in the Company's marketing strategy to no longer promote "deep discount" sales offers.

                  Acutal      Pro Forma     Actual        Pro Forma
               September 30, September 30, December 31 , December 31,
                  1997         1996(a)       1996          1996(b)
     Basic
     Customers   1,222,096    1,198,578    1,181,293      1,202,893

     Premium
     Units         638,610      668,270      666,702        679,602
--------------------
(a)  Excludes approximately 12,800 basic customers and 5,300 premium units served by the cable systems in Washington which were subsequently sold to a third party on October 11, 1996.
     Includes approximately 20,800 basic customers and 12,300
     premium units served by systems in Texas purchased in July
     1997.
(b)  Includes approximately 21,600 basic customers and 12,900 premium units served by the cable systems in Texas which were purchased in July 1997.


Costs and Expenses

Selling, service and system management expenses consist primarily of labor costs and other expenses associated with programming, marketing, engineering and plant maintenance and advertising.
General and administrative costs consist primarily of salaries for administrative personnel, customer billing costs, bad debt expense, property taxes and copyright fees.

Selling, service and system management expenses increased $5,740,000 or 14.5%, to $45,301,000 for the three months ended September 30, 1997 from $39,561,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, selling, service and system management expenses increased $12,235,000, or 10.4%, to $130,146,000 from $117,911,000 for the nine months ended September 30, 1996. One factor of the increase noted resulted from an increase in programming costs of $3,832,000, or 15.0%, and $10,600,000, or 14.0%, respectively, for the three and nine months ended September 30, 1997. Substantially all of this programming cost increase is attributable to increases in the cost of basic satellite programming as a result of annual cost increases, incremental basic customer growth and the addition of satellite programming channels to certain of the Company's rebuilt systems. Another factor contributing to the increase in selling, service and system management expenses resulted from an increase in plant expense of $1,654,000, or 18.5%, and $3,643,000, or 13.5%, respectively, for the three and nine months ended September 30, 1997. The majority of the plant expense increase resulted from extensions and rebuilds of certain of the Company's systems, as previously described. Offsetting the increases in programming and plant expense was a decrease in marketing costs of $2,480,000, or 24.6%, for the nine months ended September 30, 1997, as a result of channel launch support received from programmers. Pro forma selling, service and system management expenses increased $4,906,000, or 12.1%, and $11,726,000, or 9.7%, respectively, for the three and nine months ended September 30, 1997.

General and administrative expenses increased $301,000, or 1.7%, to $18,332,000 for the three months ended September 30, 1997 from $18,031,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, general and administrative expenses decreased $655,000, or 1.2%, to $53,130,000 from $53,785,000 for the nine months ended September 30, 1996. The decrease was due primarily to the reduction in franchise fee expense, as a result of the conforming itemization of such costs on customers' bills. Pro forma general and administrative expenses increased $1,840,000, or 11.2%, and $4,498,000, or 9.1%, respectively, for the three and nine months ended September 30, 1997. The pro forma increase in general and administrative expense mainly represents incremental labor costs, rising billing costs as a result of upgrading the Company's customer care platform and increased customer receivable reserves.

Depreciation and amortization expenses increased $6,824,000, or 16.2%, for the three months ended September 30, 1997 to $48,921,000 from $42,097,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, depreciation and amortization increased $17,099,000, or 14.1%, to $138,095,000 from
$120,996,000 for the nine months ended September 30, 1996. The increase is principally a result of the additional capital expenditures incurred to rebuild and upgrade the physical plant and equipment of certain of the Systems.

Operating Income

Operating income decreased $1,393,000, or 11.6%, to $10,607,000 for the three months ended September 30, 1997 from $12,000,000 for the comparable period in 1996 mainly due to the large increase in depreciation and amortization as discussed above. Operating income increased $3,890,000, or 13.5%, to $32,606,000 for the nine months ended September 30, 1997 from $28,716,000 for the same period in 1996. This increase is due primarily to the recognition of the incentive management fee in conjunction with the sale of Maryland cable and the impact of the acquisition and divestiture activity noted above.

The cable television industry generally measures the performance of A cable system in terms of system cash flow before corporate expenses and depreciation and amortization (often referred to as

"Cable System Cash Flow") and a cable television company in terms of operating income before depreciation and amortization (often referred to as "EBITDA"). These measures are not intended to be a substitute or improvement on the terms disclosed on the financial statements, rather these measures are included as industry standards. Cable System Cash Flow increased $6,614,000, or 11.6%, to $63,685,000 for the three months ended September 30, 1997 from $57,071,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, Cable System Cash Flow increased $19,223,000, or 12.2%, to $177,416,000 from $158,193,000 for the nine months ended September 30, 1996. EBITDA increased $5,431,000, or 10.0%, to 59,528,000 for the three months ended
September 30, 1997 from $54,097,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, EBITDA increased $20,989,000, or 14.0%, to $170,701,000 from
$149,712,000 for the nine months ended September 30, 1996. Pro forma Cable System Cash Flow and EBITDA for the three months and nine months ended September 30, 1997 increased 10.9% and 10.4% and 12.3% and 11.7%, respectively, over the comparable periods in 1996.

Other Expenses

Net interest expense increased $1,550,000, or 4.2%, to $38,358,000 for the three months ended September 30, 1997 from $36,808,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, net interest expense increased $3,426,000, or 3.2%, to $111,705,000 from $108,279,000 for the nine months ended September 30, 1996. These increases are primarily due to the scheduled increase in accretion for the 13 1/2% Notes and the 14 1/4% Notes of $6,338,000 for the nine months ended September 30, 1997. This accretion increase was offset by a decrease in the average borrowing costs under the Senior Credit Facility. Total indebtedness, including public indebtedness, increased to $1,544,488,000 at September 30, 1997 from $1,448,018,000 at
September 30, 1996. The weighted average interest rate, including commitment fees, for total debt outstanding during the three months and nine months ended September 30, 1997 was 9.82% and 9.86%, respectively, compared with 10.04% and 10.00%, respectively, for the three months and nine months ended September 30, 1996.


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

Certain of the Company's expenses, such as those for wages and benefits, equipment repair and replacement, billing and marketing generally increase with inflation. However, the Company does not believe that its financial results have been adversely affected by inflation. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating rate debt may not be offset by increases in revenues. As of September 30, 1997, the Company had $560,000,000 of outstanding borrowings under the Senior Credit Facility which are subject to floating interest rates. The rates are based on either the Eurodollar rate, prime rate, CD base rate or Federal Funds rate, plus a margin of up to 2.25% subject to certain adjustments based on the ratio of Operating's total debt to EBITDA.

To reduce the impact of changes in interest rates on its floating rate long-term debt, the Company entered into certain interest rate swap agreements with certain of the participating banks under the Senior Credit Facility. At September 30, 1997, interest rate swap agreements covering a notional balance of $250,000,000 were outstanding which require the Company to pay fixed rates ranging from 5.75% to 5.77%, plus the applicable interest rate margin.
These agreements mature during 1998 and 1999, and allow for the optional extension by the counterparty for additional periods and certain of these agreements provide for the automatic termination in the event that one month LIBOR exceeds 6.75% on any monthly reset date. The Company has also entered into an interest rate swap agreement covering an aggregate notional principal amount of $100,000,000 which matures in the year 2000 whereby the Company receives one month LIBOR plus 0.07% and is required to pay the higher of one month LIBOR at either the beginning or end of the interest period, plus the applicable interest rate margin. In addition, the Company has entered into interest rate swap agreements covering an aggregate notional principal amount of $150,000,000 which mature in the year 2000, with forward start dates in November 1997. These agreements require the Company to pay fixed rates of 5.77%, plus the applicable interest rate margin, and will automatically terminate in the event that one month LIBOR exceeds 6.75% on any monthly reset date.

As interest rates change under the interest rate swap agreements, the differential to be paid or received is recognized as an adjustment to interest expense. During the three months ended September 30, 1997, the Company recognized an interest benefit of $20,600 and during the nine months ended September 30, 1997, the Company recognized additional interest expense of $566,400 under its interest rate swap agreements.


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

The Company believes that it has materially complied with provisions of the 1996 Telecom Act and the 1992 Cable Act, including rate setting provisions promulgated by the FCC. However, in jurisdictions which have chosen not to certify to regulate certain rates, refunds covering a one-year period on basic service may be ordered if the Company is regulated at a later date and is unable to justify its rates through a benchmark or cost-of-service filing.
The amount of refunds, if any, which may be payable by the Company in the event that these systems' rates are successfully challenged by franchising authorities is not currently estimable. During the three month period ended September 30, 1997, there were no rate refunds issued. There are, however, rate complaints currently pending at the FCC concerning certain of the Company's CPST rates.
Pursuant to the re-regulation covering the time period from September 1, 1993 through May 15, 1994, there is currently one cost-of-service filing under review by the FCC. Pursuant to the re-regulation covering the time period from May 1994 to the date hereof, there are 20 benchmark filings under review by the FCC.
These pending reviews potentially affect 137,200 of the Company's basic customers. During 1996 and 1997, reviews involving certain
Systems serving approximately 160,700 customers were completed in which the FCC found no errors in the Company's rate calculations. As a result, the related complaints were denied. If the FCC determines that the Company's CPST rates are unreasonable, it has the authority to order the Company to reduce such rates and to refund to customers any overcharges with interest occurring from the date such rate complaint was filed at the FCC. The amount of refunds, if any, which may be required by the FCC in the event the Company's CPST rates are found to be unreasonable is not currently estimable.

Because the FCC has not yet resolved pending rate complaints involving the Company and because franchise authorities may certify to regulate certain rates in the future, the overall impact of these regulations and other provisions of the 1996 Telecom Act and the 1992 Cable Act on the Company's business cannot be determined at this time.

                    PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

There were no material legal proceedings instituted during the nine months ended September 30, 1997 to which the Company is a party or of which any of its property is subject.

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


                      MARCUS CABLE COMPANY, L.P.
                      (Registrant)

                      By:  Marcus Cable Properties, L.P., its
                           general partner,

                        By:   Marcus Cable Properties, Inc., its
                              general partner,

November 14, 1997             By:  /s/ Jeffrey A. Marcus
                                   Jeffrey A. Marcus
                              Its: President, Chief Executive
                                   Officer and Sole Director of
                                   Marcus Cable Properties, Inc.
                                   (Principal Executive Officer)

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

                      MARCUS CABLE OPERATING COMPANY, L.P.
                      (Registrant)

                      By:  Marcus Cable Company, L.P., its general
                           partner,

                        By:   Marcus Cable Properties, L.P., its
                              general partner,

                              By:  Marcus Cable Properties, Inc.,
                                   its general partner,

November 14, 1997             By:  /s/ Jeffrey A. Marcus
                                   Jeffrey A. Marcus
                              Its: President, Chief Executive
                                   Officer and Sole Director of
                                   Marcus Cable Properties, Inc.
                                   (Principal Executive Officer)

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

                      MARCUS CABLE CAPITAL CORPORATION
                      (Registrant)

November 14, 1997             By:  /s/ Jeffrey A. Marcus
                                   Jeffrey A. Marcus
                              Its: President, Chief Executive
                                   Officer and Sole Director of
                                   Marcus Cable Capital Corporation
                                   (Principal Executive Officer)

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



                      MARCUS CABLE CAPITAL CORPORATION II
                      (Registrant)

November 14, 1997             By:  /s/ Jeffrey A. Marcus
                                   Jeffrey A. Marcus
                              Its: President, Chief Executive
                                   Officer and Sole Director of
                                   Marcus Cable Capital Corporation
                                   II (Principal Executive Officer)

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

                      MARCUS CABLE CAPITAL CORPORATION III
                      (Registrant)

November 14, 1997             By:  /s/ Jeffrey A. Marcus
                                   Jeffrey A. Marcus
                              Its: President, Chief Executive
                                   Officer and Sole Director of
                                   Marcus Cable Capital Corporation
                                   III (Principal Executive
                                   Officer)

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