Form 10-K
period 1997-12-31
MARCUS CABLE CO LP; MARCUS CABLE CAPITAL CORP; MARCUS CABLE OPERATING CO LP; MARCUS CABLE CAPITAL CORP II; MARCUS CABLE CAPITAL CORP III
filed 1998-03-31
CIK 910629, 910630, 926329, 926332, 947184

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10-K

[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997
                               OR

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
               MARCUS CABLE CAPITAL CORPORATION II
              MARCUS CABLE CAPITAL CORPORATION III

  (Exact names of registrants as specified in their charters)

          DELAWARE                               75-2337471
          DELAWARE                               75-2546077
          DELAWARE                               75-2495706
          DELAWARE                               75-2546713
          DELAWARE                               75-2599586
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)               Identification No.)

2911 TURTLE CREEK BOULEVARD, SUITE 1300
       DALLAS, TEXAS                                   75219
(Address of principal executive offices)            (Zip Code)
                            (214) 521-7898
      (Registrant's telephone number, including area code)


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

     Indicate by check mark if disclosure of dilenquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. X

     There is no established trading market for any of the registrants' voting securities. As of the date of this report, there were 1,000 shares of common stock of Marcus Cable Capital Corporation and 1,000 shares of common stock of Marcus Cable Capital Corporation III outstanding, all of which are owned by Marcus Cable Company, L.P., and 1,000 shares of common stock of Marcus Cable Capital Corporation II outstanding, all of which were owned by Marcus Cable Operating Company, L.P.

Documents incorporated by reference:  NONE

                   MARCUS CABLE COMPANY, L.P.
              MARCUS CABLE OPERATING COMPANY, L.P.
                MARCUS CABLE CAPITAL CORPORATION
               MARCUS CABLE CAPITAL CORPORATION II
              MARCUS CABLE CAPITAL CORPORATION III

                1997 ANNUAL REPORT ON FORM 10-K

                       Table of Contents

                                                               Page
          Definitions                                               3

                              Part I

Item 1.   Description of Business                                   6

Item 2.   Properties                                               25

Item 3.   Legal Proceedings                                        26

Item 4.   Submission of Matters to a Vote of Security Holders      26

                              Part II

Item 5.   Market for Registrants' Common Equity and
             Related Stockholder Matters                           27

Item 6.   Selected Financial Data                                  27

Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   28

Item 8.   Financial Statements and Supplementary Data              35

Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                    35

                              Part III

Item 10.  Directors and Executive Officers of the Registrants      36

Item 11.  Executive Compensation                                   40

Item 12.  Security Ownership of Certain Beneficial Owners
             and Management                                        42

Item 13.  Certain Relationships and Related Transactions           44

                              Part IV

Item 14.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                   45

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-K contains statements that are forward looking, such as statements relating to the effects of future regulation, future capital commitments and future acquisitions. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates. Investors are cautioned that all forward-looking statements involve risks and uncertainties.

                             DEFINITIONS

When used herein, the following terms will have the meaning indicated.

   Term                                   Definition
11 7/8% Debentures         11 7/8%Senior Debentures, due October 1, 2005,
                           which are obligations of MCC and Capital
13 1/2% Notes              13 1/2% Senior Subordinated Guaranteed Discount
                           Notes, due August 1, 2004, which are obligations
                           of Operating and Capital II that are guaranteed
                           by MCC
14 1/4% Notes              14 1/4% Senior Discount Notes, due December 15, 2005,
                           which are obligations of MCC and Capital III
1984 Cable Act             Cable Communications Policy Act of 1984
1992 Cable Act             Cable Television Consumer
                           Protection and Competition Act of 1992
1996 Telecom Act           Telecommunications Act of 1996
ASCAP                      American Society of Composers, Authors and Publishers
ATM                        Asynchronous Transport Mode
BMI                        Broadcast Music, Inc.
BST                        Basic Service Tier
Cable Acts                 The 1984 Cable Act and the 1992 Cable Act
Cable System Cash Flow     System cash flow before corporate expenses and
                           depreciation and amortization
CALP                       Cencom of Alabama, L.P.
CALP Acquisition           The August 31, 1995
                           acquisition of remaining CALP ordinary
                           limited partnership interests, redemption
                           of all CALP special limited partnership
                           interests and retirement of CALP's senior
                           bank debt
CALP Agreement             The management agreement
                           between Operating and CALP, which
                           terminated on August 31, 1995
CALP Systems               Certain cable systems in
                           areas surrounding Birmingham, Alabama
                           which were purchased in the CALP
                           Acquisition
Capital                    Marcus Cable Capital Corporation
Capital II                 Marcus Cable Capital Corporation II
Capital III                Marcus Cable Capital Corporation III
Communications Act         Communications Act of 1934
Company                    Marcus Cable Company, L.P. and subsidiaries
CPST                       Cable Programming Service Tier
Crown                      Crown Media, Inc.
Crown Acquisition          The January 18, 1995 purchase of the Crown Systems
Crown Systems              Certain cable television systems in Wisconsin and
                           Minnesota purchased from Crown
DBS                        Direct Broadcast Satellites
Delaware/Maryland Systems  Certain cable television systems
                           located in and around Harrington,
                           Delaware and Cambridge, Maryland which
                           were purchased in 1992


    Term                                    Definition
EBITDA                     Earnings Before
                           Interest, Taxes, Depreciation and
                           Amortization
FCC                        Federal Communications Commission
Fiberlink                  Marcus Fiberlink, L.L.C.
Frankfort Acquisition      The July 31, 1996 purchase of the Frankfort System
Frankfort System           Certain cable television
                           system in and around Frankfort, Indiana
                           purchased from Frankfort Cable
                           Communications, Inc.
Futurevision Acquisition   The July 8, 1996 purchase of the
                           Futurevision System
Futurevision System        Certain cable television
                           system in and around Brookhaven,
                           Mississippi purchased from Futurevision
                           Cable Systems of Brookhaven
General Partner            Marcus Cable Properties, L.P.
Goldman Sachs              Goldman, Sachs & Co.
Harron                     Harron Communications, Corp. and certain of its
                           subsidiaries
Harron Systems             Certain cable television
                           systems purchased from Harron
HFC                        Hybrid Fiber Coax
HSD                        Home Satellite Dish
JEDI                       Jefferson Eastern-Dane Interactive
KSCADE                     K-12 School/College
                           Alliance for Distance Education
LEC                        Local Exchange Carrier
LFA                        Local Franchising Authorities
LIBOR                      London InterBank Offered Rate
LMDS                       Local Multipoint Distribution Services
Management Company         Marcus Cable Management, Inc.
Maryland Cable             Maryland Cable Partners, L.P.
Maryland Cable Agreement   The management agreement
                           between Operating and Maryland Cable
Maryland Cable System      Cable system owned by
                           Maryland Cable (also the "Managed
                           System")
MCC                        Marcus Cable Company, L.P.
MCA                        Marcus Cable Associates, L.P.
MCALP                      Marcus Cable of Alabama, L.P. (formerly "CALP")
MCDM                       Marcus Cable of Delaware and Maryland, L.P.
MCP                        Marcus Cable Partners, L.P.
MCPI                       Marcus Cable Properties, Inc.
MDU                        Multiple Dwelling Unit
MMDS                       Multichannel, Multipoint Distribution Service
Moses Lake System          Certain cable system in
                           the state of Washington which was sold on
                           October 11, 1996
Mountain Brook             Mountain Brook Cablevision, Inc.
Mountain Brook and         Pending acquisition of the assets of Mountain Brook
 Shelby Cable Acquisition  and Shelby Cable
Mountain Brook and         Cable television system
    Shelby Cable System    serving the Mountain Brook and Shelby
                           County area in and around Birmingham,
                           Alabama to be purchased from Mountain
                           Brook and Shelby Cable
MSO                        Multiple System Operator
MPEG                       Motion Picture Expert Group
MPTC                       Morain Park Technical College
MVPD                       Multichannel Video Programming Distributors
NPT                        New Product Tier
NVOD                       Near Video On Demand
Operating                  Marcus Cable Operating Company, L.P.
Operating Partnerships     MCP, MCDM, MCALP and MCA
OVS                        Open Video System
PCS                        Personal Communications Services
RBOC's                     Regional Bell Operating Companies



     Term                                   Definition
Sammons                    Sammons Communications, Inc. and certain of its
                           subsidiaries
Sammons Acquisition        The November 1, 1995 purchase of the Sammons
                           Systems
Sammons Systems            Certain cable television systems purchased from
                           Sammons
San Angelo Systems         Certain cable television
                           systems in and around San Angelo, Texas
                           which were divested on June 30, 1995
Senior Credit Facility     $1,150,000,000 Credit
                           Agreement among Operating, MCC, Banque
                           Paribas, Chase Manhattan Bank, Citibank,
                           N.A., The First National Bank of Boston,
                           Goldman Sachs, Union Bank and certain
                           other lenders referred to therein, dated
                           as of August 31, 1995 and as amended on
                           March 14, 1997
SFAS                       Statement of Financial Accounting Standard
Shelby Cable               Shelby Cable, Inc.
SMATV                      Satellite Master Antenna Television
Star Acquisition           The July 29, 1994 purchase of the Star Systems
Star                       Star Cablevision Group
Star Systems               Certain cable television systems purchased from Star
Systems                    Cable television systems owned by the Company
Time Warner                Time Warner Entertainment Company, L.P. and certain
                           of its subsidiaries
Time Warner Systems        Certain cable television systems received in trade
                           with Time Warner
Weatherford Acquisition    The January 11, 1996 purchase of the Weatherford System
Weatherford System         Certain cable television
                           system in Weatherford, Texas purchased
                           from C & R Investments Corporation

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

a)   General Development of Business

General

     MCC is a Delaware limited partnership formed for the purpose of acquiring, operating and developing cable television systems within suburban and exurban markets. MCC derives its main source of revenues from providing various levels of cable television programming and services to residential and business customers. Other revenues, during the three years ended December 31, 1997, were also derived from providing management services to cable systems owned by third parties. Since its formation in 1990, MCC has increased in size through internal growth and acquisitions, and is now the tenth largest cable system operator in the United States, with Systems serving approximately 1,232,300 basic customers in 18 states as of December 31, 1997.

     MCC's operations are conducted through Operating, an operating holding company in which it serves as a general partner and in which it owns a greater than 99.00% interest. Operating, in turn, conducts its operations through the Operating Partnerships, in which it, directly or indirectly, serves as a general partner and owns a greater than 99.00% interest.

Owned Systems

     The Company began acquiring cable television systems in 1990 primarily in the state of Wisconsin. Since such time, the Company has continued to expand through additional acquisitions. In 1995, the Company expanded in size four-fold through the completion of several acquisitions of cable television system assets serving approximately 950,000 customers. The Company's cable television systems are operated in 18 states and organized into six geographical regions. As of December 31, 1997, its Systems passed approximately 1,950,300 homes and served approximately 1,232,300 basic customers, who subscribed for approximately 583,600 premium units.

Managed System

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

     Effective January 31, 1997, the Maryland Cable System was sold to Jones Communications of Maryland, Inc. Pursuant to the Maryland Cable Agreement, Operating recognized incentive management fees of $5,069,000 during 1997 in conjunction with the sale. Additional incentive management fees may be recognized upon dissolution of
Maryland Cable, anticipated to occur during 1998. There is no assurance that any of such fees will be realized. Although Operating is no longer involved in the active management of those cable television systems, Operating has entered into an agreement with Maryland Cable to oversee the activities, if any, of Maryland Cable through the liquidation of the partnership. Pursuant to such agreement, Operating will earn a nominal monthly fee. Including the incentive management fees noted above, Operating earned total management fees of $5,614,200 during 1997.

Marcus Fiberlink

     Fiberlink, a wholly-owned subsidiary of the Company, is an entity formed for the purpose of developing the infrastructure necessary to foster distance education networks and other forms of point-to-point transmission services in the Company's service areas. Fiberlink currently has three distance education networks in various stages of operation: MPTC, JEDI and KSCADE. The MPTC Distance Education Network is a two-way fully interactive system which allows students and educators to interact from three separate campuses. The JEDI Distance Education Network provides a network which delivers voice, video and data transmission to nine high schools in Jefferson and Dane Counties, Wisconsin and to three campuses of the Madison Area Technical College system. The KSCADE network, when completed, will utilize a switched ATM fiber optic network to carry

MPEG2 video
and high speed data communications between 28 educational sites in east central Wisconsin. Upon the completion of the KSCADE network, the three networks will collectively include 460 fiber route miles serving 50 educational sites. The Company is currently pursuing similar arrangements with other educational bodies throughout the state.

Recent Developments

General

Ownership

     On March 3,1998, the Company announced that it has retained Goldman Sachs to advise the Company as it explores various strategic alternatives involving the ownership of the Company. Several alternatives are being reviewed, however, no decision has been made and the outcome of the Company's review cannot be predicted at this time.

Exchanges

Time Warner Exchange

     On December 1, 1997, the Company completed an exchange of certain cable television systems with Time Warner. The exchange involved approximately 128,000 customers located in communities in Wisconsin and Indiana. According to the terms of the agreement, Time Warner received systems serving approximately 57,000 customers, while the Company received systems serving approximately 71,000 customers located in communities contiguous to the Company's existing clusters. In addition to the contribution of its systems, the Company paid $17,807,000 to Time Warner which was funded with borrowings under the Senior Credit Facility. Operating results of the acquired systems are included in the accompanying financial statements from the date of exchange.

Acquisitions

Pending Acquisition

     On October 28, 1997, the Company entered into a definitive agreement to purchase a cable television system serving approximately 23,000 customers in Alabama from Mountain Brook and Shelby Cable. The communities served by this system are adjacent to the Company's existing systems in the suburban Birmingham, Alabama area. This transaction is subject to certain closing conditions, including governmental and regulatory approval, and is expected to occur during the second quarter of 1998.

Harron Acquisition

     On July 1, 1997, the Company purchased cable television systems from Harron serving approximately 22,000 customers located near Dallas-Fort Worth, Texas for an aggregate purchase price of $34,500,000. The purchase was financed with funds available under the Senior Credit Facility. Operating results of the acquired systems are included in the accompanying financial statements from the date of acquisition.

Frankfort Acquisition

     On July 31, 1996, the Company acquired the assets of Frankfort Cable Communications, Inc. for an aggregate purchase price of approximately $6,700,000. The Frankfort System provides service to approximately 5,300 basic customers in and around Frankfort, Indiana, located near the Company's other operations in Indiana. Operating results of the acquired system are included in the accompanying financial statements from the date of acquisition.

Futurevision Acquisition

     On July 8, 1996, the Company acquired the assets of Futurevision Cable Systems of Brookhaven for an aggregate purchase price of approximately $2,600,000. The communities served by the Futurevision System are located in and around the Company's operations in
Mississippi. The Futurevision System provides service to approximately 2,400 basic customers. Operating results of the acquired system are included in the accompanying financial statements from the date of acquisition.

Weatherford Acquisition

     On January 11, 1996, the Company acquired the assets of the Weatherford System for an aggregate purchase price of approximately $875,000. The Weatherford System provides service to approximately 700 basic customers contiguous to the Company's existing system in Weatherford, Texas. Operating results of the acquired system are included in the accompanying financial statements from the date of acquisition.

Divestitures

Pending Divestitures

     On October 7, 1997, the Company announced that it intends to offer for sale certain cable television systems that are not within the Company's six strategic operating groups. Systems to be sold serve approximately 195,000 customers in Delaware, Maryland, Virginia, Connecticut, Mississippi, Louisiana, Illinois, Oklahoma and the Texas panhandle. The solicitation has thus far resulted in the following two agreements.

     On March 4,1998, the Company entered into a definitive agreement with TMC Holdings, Inc., an affiliate of Adelphia Communications Corporation, to sell cable television assets located in Connecticut and Virginia for a sales price of approximately $150,000,000. The systems serve approximately 46,000 customers and 17,000 customers in Connecticut and Virginia, respectively. The transaction is subject to regulatory approval and is expected to be finalized during the third quarter of 1998.

     On December 4, 1997, the Company entered into a definitive agreement with an affiliate of Comcast Corporation to sell its
Delaware/Maryland Systems for a sales price of approximately $65,500,000. The systems serve approximately 26,500 customers in Delaware and Maryland. The transaction is subject to regulatory approval and is expected to be finalized during the second quarter of 1998.

     The Company is currently marketing the remaining systems serving approximately 105,500 customers in Illinois, Oklahoma, Texas, Mississippi and Louisiana. Although the Company has entered into the above agreements, there can be no assurance that the transactions will be approved or finalized on the terms presently contemplated. Additionally, although the Company is currently marketing the remaining systems noted above, there can be no assurance that the Company will be successful in completing sales of those systems.

Moses Lake Divestiture

     On October 11, 1996, the Company completed the sale of its cable television systems serving approximately 12,700 customers in the state of Washington for a sales price of approximately $20,638,000, net of selling costs of $310,000. The sales price resulted in a gain on the sale of approximately $6,442,000.


The following table illustrates the Company's growth over the last five years:

               Homes       Basic         Basic         Premium       Premium
              Passed     Customers    Penetration       Units      Penetration
December 31:                              (1)                            (2)

   1993          09,549       141,323        67.4%       97,944         69.3%
   1994         178,961       142,172        79.4%       78,088         54.9%
   1995       1,833,401     1,154,718        63.0%      651,121         56.4%
   1996       1,863,299     1,181,293        63.4%      666,702         56.4%
   1997       1,950,345     1,232,287        63.2%      583,603         47.4%

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

     A customer generally pays an initial installation charge and fixed monthly fees for basic and premium television services and for
other  services (such as the rental of home terminal devices).   Such
monthly service fees constitute the primary source of revenues for cable television systems. In addition to customer revenues from these services, cable systems generate revenues from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-
supported  programming.   Cable  systems  also  offer  home  shopping
services to their customers, a service which pays the systems a share of revenues from sales of products in the systems' service areas. The cable television industry is changing rapidly due to new technology. Distributing traditional cable television programming is only one aspect of the industry, as potential opportunities to expand
into   Internet  access,  telephone,  educational  and
entertainment services on an interactive basis continue to develop.

Business Strategy

Operating Overview

     The Company's cable television systems are operated in six geographic areas as follows: (1) North Central (Wisconsin and Minnesota); (2) Southeast (Alabama, Georgia, North Carolina, Tennessee, Kentucky, Louisiana and Mississippi); (3) Southwest (Texas and Oklahoma); (4) Midwest (Indiana and Illinois); (5) West (California); and (6) East (Delaware, Maryland, Virginia and Connecticut). The table below sets forth certain operating statistics for these six regions as of December 31, 1997:

                           OPERATING DATA
                   Homes        Basic      Basic       Premium     Premium
Region             Passed     Customers  Penetration    Units    Penetration
                    (1)          (2)        (3)          (4)         (5)
North Central      604,121      397,979     65.9%       192,086      48.3%
Southeast          365,336      254,720     69.7%        93,587      36.7%
Southwest          468,501      215,726     46.0%       130,791      60.6%
Midwest            193,194      145,254     75.2%        63,782      43.9%
West               187,917      129,364     68.8%        57,457      44.4%
East               131,276       89,244     68.0%        45,900      51.4%
                 ---------    ---------                 -------
Total            1,950,345    1,232,287     63.2%       583,603      47.4%
                 =========    =========                 =======

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

General Strategy

     The Company's business strategy focuses on three principles: (i) forming regional clusters of cable television systems through strategic acquisitions, internal growth and divestitures of non-
strategic  assets,  (ii)  promoting  internal  growth  and   enhanced
operating and financial performance by streamlining operations in clustered systems and applying innovative marketing techniques and
(iii) upgrading systems and employing state-of-the-art technology to enhance existing service and to develop, on a cost-effective basis, ancillary revenue streams. This strategy was first employed by expanding the originally acquired cable television systems in Wisconsin through strategic acquisitions and internal growth. Upon completion of the Star and Crown Acquisitions and the successful integration of their operations, the Company's operations in that state more than tripled in size and the Company now serves more locations in Wisconsin than any other MSO.

     The November 1995 purchase of the Sammons Systems elevated the Company's standing to one of the ten largest MSOs in the United
States.   The  purchase expanded the Company's operations  from  five states to nineteen states (eighteen, subsequent to the divestiture of systems located in Washington). The Company developed an operating
strategy   to   facilitate  this  integration,  which  included   (i)
establishing  a high-performance sales and customer service  culture;
(ii) consolidating regional operations; (iii) launching innovative programming packages and sales and marketing programs; and (iv) investing in and deploying HFC plant with advanced analog home terminal devices. The successful integration of the Sammons Systems has allowed the Company to continue to take advantage of operational synergies due to its increased size and visibility in the industry.

     In continuing to implement the Company's acquisition strategy, the Company acquired the Harron Systems in July of 1997, which are in geographic proximity to other systems owned by the Company in the Dallas/Ft. Worth Metroplex. The Company's basic customer count increased by approximately 22,000 as a result of this acquisition. Funding for the $34.5 million purchase was provided by borrowings under the Senior Credit Facility. The Company has also entered into a definitive agreement to purchase the Mountain Brook and Shelby Cable System. This cable television system, which features a 550 MHz technical platform, serves approximately 23,000 customers in the Mountain Brook and Shelby County areas of suburban Birmingham, adjacent to the Company's existing systems in the Birmingham market. The transaction is subject to certain regulatory approval and the closing is expected to occur during the second quarter of 1998. The acquisition will be financed with funds available under the Senior Credit Facility.

     In addition, the Company completed an exchange of certain cable systems with Time Warner. The exchange involved cable television systems in the states of Wisconsin and Indiana serving in total approximately 128,000 customers. The Company exchanged systems serving approximately 57,000 customers in municipalities surrounding the metropolitan areas of Milwaukee and Green Bay, Wisconsin, for systems serving approximately 71,000 customers in the communities of Eau Claire, Beloit, Ripon, Marshfield and Merrill, Wisconsin and Warsaw, Indiana. In addition to the contribution of its systems, the Company paid an additional $17,807,000 to Time Warner which was funded with borrowings under the Senior Credit Facility.

     The Company's managerial responsibilities are divided into regional system groups in order to efficiently assimilate and integrate acquisitions and modifications in the Company's business plans. At the corporate level and within each of the regional system groups, several initiatives to grow revenues and reduce operating expenses have been undertaken which have improved the acquired systems operating performance. The Company's objective is to increase the value of its systems and to increase system cash flow through the following business strategies.

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

     The Company's historical growth pattern illustrates this strategy. In 1990, the Company acquired cable television systems in the Wisconsin area and in 1992, purchased systems in Texas and in the Delaware/Maryland area. In 1994, the Company added to its systems in Wisconsin through the acquisition of the Star Systems in Wisconsin and Minnesota. The Crown Acquisition, in January 1995, further strengthened the Company's position, making it the largest cable television operator in Wisconsin. The November 1995 purchase of the Sammons Systems more that doubled the size of the Company and significantly expanded the areas served by the Company. The 1997 acquisition of the Harron Systems and the exchange for the Time Warner Systems has provided additional customers and expanded existing clusters operated by the Company.

     Each of these acquisitions involved selected groups of cable television systems which the Company believed had the potential for customer growth and increases in operating cash flow and operating margins. The Company believes that increasing its operating scale through strategic acquisitions, as well as through internal growth, enhances its ability to reduce its programming costs, develop new technologies, offer new services and improve operating margins, and thus improve its long-term competitiveness.

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

     Future expansion efforts are expected to focus on acquiring or exchanging systems in geographic proximity to existing operations, with the strategic goal of forming or expanding clusters of systems to permit the operating efficiencies and economies of scale similar to those achieved by the Company in Wisconsin. Opportunistic divestitures, in areas where consolidation opportunities do not exist, are also considered.

     In implementing this divestiture strategy, the Company has recently identified certain non-strategic cable systems, serving approximately 195,000 customers, which are being offered for sale. Upon completion of the sale of these non-strategic systems, the Company will focus on six strategic operating groups, each serving approximately 100,000 to 400,000 customers.

     System Operations. Upon completion of an acquisition, the Company generally implements extensive management, operational and organizational changes designed to enhance operating cash flow and operating margins, while promoting superior customer service and strong community relations. After consolidating acquired systems with existing ones, the Company selectively upgrades the cable plant to allow for the offering of additional programming and services. The Company then seeks to add customers and increase revenue per customer by aggressively marketing innovative basic, tier and premium service packages and by developing ancillary sources of revenue, such as local spot advertising and pay-per-view programming. The Company has been successful in increasing revenues in its acquired systems through the introduction of multiple premium service packages that emphasize customer value and enable the Company to take advantage of the programming agreements offering cost incentives based on premium service unit growth. The Company has increased operating cash flow and operating margins of its existing systems through customer and revenue growth, in combination with economies of scale and other operating synergies realized as a result of system clustering. At the same time, the Company has a decentralized and locally responsive management structure which provides significant management experience and stability and allows the Company to respond more effectively to the specific needs of the communities it serves.

     Locally Responsive Management. The Company's operations are grouped on a regional basis into geographic areas in order to allow the flexibility and response of decentralized management. At the same time, the systems are combined to benefit from the Company's critical mass and economies of scale in such areas as programming and marketing. The combined operations are grouped into operating regions consisting of six geographic areas as follows: (1) North Central (Wisconsin and Minnesota); (2) Southeast (Alabama, Georgia, North Carolina, Tennessee, Kentucky, Louisiana and Mississippi); (3) Southwest (Texas and Oklahoma); (4) Midwest (Indiana and Illinois);
(5) West (California); and (6) East (Delaware, Maryland, Virginia and Connecticut).

     Innovative Marketing. The Company seeks to add customers and increase its revenue per customer by aggressively marketing innovative basic, tier and premium cable service packages and by developing ancillary sources of revenue through local spot advertising sales and pay-per-view programming. The Company believes that it has benefitted and will continue to benefit from its aggressive marketing strategy. The Company's systems typically offer a choice of two tiers of basic cable television programming service: a broadcast basic programming tier (consisting generally of network and public television signals available over-the-air in the franchise community and "superstation" signals) and a satellite programming tier (consisting primarily of satellite-delivered programming such as CNN, USA, ESPN and TNT). Approximately 94% of the Company's customers subscribed to both tiers of basic service as of December 31, 1997.

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

     While the Company has added substantial bandwidth capacity to its Systems, it has yet to aggressively utilize a portion of the bandwidth through the offering of incremental unregulated NPTs. As of December 31, 1997, only 25,000 of the Company's customers, or approximately 2.0% were purchasing NPTs. As customers continue to demand more choice and variety of services, the Company's robust bandwidth capacity should provide an opportunity for the Company to pursue more aggressively these incremental service offerings throughout the Systems.

     The substantial investment the Company has made in increasing its video bandwidth has allowed the Company to introduce thousands of new channels on its expanded basic tiers. Additionally, the added bandwidth is being utilized to offer "multiplexed" premium services (e.g., multiple screens of pay services) and the Company has recently made this feature available across all premium customers in an effort to build value in the premium category.

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

     During 1997 and continuing in 1998, the Company has been establishing four major call centers which, by the end of 1998, will handle customer call volume for more than 60% of the customer base. These call centers are located in Glendale, CA; Ft. Worth, TX; Birmingham, AL; and Fond du Lac, WI. Each of the centers utilize between three and six communication trunks with 46 to 138 voice lines per center, as dictated by call volume. The Ft. Worth and Fond du Lac call centers are, or will be, staffed seven days per week and 24 hours per day while the call centers in Glendale and Birmingham are operated six to seven days per week and an average of approximately 13.5 hours per day. The Company has invested significantly in both personnel and hardware/software to insure that these customer call centers are professionally managed and utilize state-of-the-art communication equipment.

     As a result of the Company's rapid expansion through acquisition, the Company inherited several different billing and customer care platforms. Recognizing the benefits of having a common customer care and billing platform across all of its Systems, during the last several years the Company has converted all of its Systems to a common platform. The hardware for the Company's customer care and billing platform is located in the corporate office in Dallas. Each of the approximately 440 customer service representatives located in the four call centers and in the various other field offices have "real time" dedicated access to customer information and records through uninterrupted connectivity to this equipment.

     Complementing the Company's significant investment in its call centers and common customer care and billing platform is the Company's commitment to, and investment in, the development of its work force. The

Company has established a training program known as P.A.C.E. (Pursuing a Commitment to Excellence) by which each of its employees receives extensive training to develop customer contact skills and product knowledge, while learning sales techniques and successful customer retention methods.

     Additionally, as part of the Company's continued efforts to create positive customer perception, the Company offers an on-time service guarantee to its customers. This program requires the Company's technical workforce to perform customer installations and service calls within a two to four hour appointment window. If the Company does not meet this standard, the customer is issued a $20 credit.

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

     Technology. The Company strives to maintain high technological standards in its cable television systems on a cost-effective basis and is constantly upgrading its cable plant to achieve this goal. Subsequent to acquiring systems, in addition to implementing extensive management, operational and organizational changes designed to enhance operating cash flow and promote customer service and community relations, the Company selectively upgrades the cable plant of such systems to increase channel capacity and expand the number and variety of services available to its customers. The Company may also seek to deploy fiber optic technology, which is capable of carrying hundreds of video, data and voice channels, in its systems during the system upgrade process. The Company continually monitors and evaluates new technological developments on the basis of its ability to make optimal use of its existing assets and to anticipate the introduction of new services and program delivery capabilities. Currently, the Company is in the process of systematically rebuilding its cable systems so that within the next three years substantially all existing systems will have a bandwidth of between 450 MHz and 862 MHz. This program should enable the Company to deliver technological innovations to its customers as such services become commercially viable.

     For fiscal year 1998, the Company is projecting approximately $214,300,000 of capital expenditures, of which $152,000,000 is directly committed to system rebuilds and upgrades. The capital expenditures projected for 1998 will provide, among other benefits, a substantial increase in channel capacity. This will permit the Company to offer additional programming through the expansion of existing product tiers, the introduction of new product tiers, the multiplexing of premium services and the offering of additional pay-per-view channels.

     As part of its upgrade program, certain systems, such as those serving the areas in and around Ft. Worth/Tarrant County (Texas), Glendale/Burbank (California) and suburban Birmingham (Alabama) together with selected systems in Wisconsin, Indiana, Tennessee and other states in which the Company operates cable systems, are being, or have been, upgraded to 750 MHz or 860 MHz with two-way communication capabilities. As part of the rebuild program, the Company has deployed approximately 4,800 miles of fiber optic cable and upgraded approximately 15,500 miles of coaxial cable. The Company's network architecture combines two design criteria: (1) copper reach of the coaxial cable portion of the plant which is defined as delivering a carrier to noise specification of 48 dB and is generally limited to less than an 8,500 foot radius from an optical node and (2) an optical node limited to serving no greater than 1,200 homes with excess fiber capacity to allow for further reducing the number of customers served from each node. This architecture insures a highly reliable network that, when coupled with an active return path, is capable of supporting both analog and digital interactive services, including the deployment of cable modems.

     In addition to expanding revenue opportunities, upgrading network architecture serves to enhance picture quality and system reliability, reduce operating costs and improve overall customer satisfaction. As of December 31, 1997, the average channel capacity of the Systems is approximately 77 analog channels with approximately

42% of the homes passed served by systems with 550 MHz
or greater bandwidth capacity and approximately 83% of the homes passed served by systems that utilize addressable technology. The Company's current plan contemplates that by the end of 1998, its systems will have an average capacity of approximately 89 analog channels with approximately 66% of the homes passed being served by systems with 550 MHz or greater bandwidth capacity, including more than 50% at 750 MHz or greater, warehoused digital spectrum of up to 200 MHz in systems serving approximately 52% of the Company's homes passed and approximately 84% of the homes passed served by systems that utilize addressable technology. In addition, as part of the upgrade process, two-way communication capability will be activated past approximately 1,000,000 homes by the end of 1998, which will support enhanced digital video, high speed data services and other advanced applications.

     During the second and third quarters of 1998, the Company is planning to install digital video equipment in its headend facilities in Glendale, CA; Ft. Worth, TX; and Birmingham, AL. The Company intends to offer digital tiers of programming in these markets, offering an on-screen navigator, 40 channels of digital audio, 20-30 channels of multiplexed premium television, multiple channels of NVOD pay-per-view and other new product tier programming. The service will utilize Scientific Atlanta's Explorer 2000 Home Terminal Device. These digital home terminal devices are real-time, two-way interactive, offering fully-programmable VCR functionality and backwards compatibility to the "Open Cable" industry standards. The markets in which these services are being offered serve almost one-quarter of the Company's customers.

     Through the upgrade of its cable plant, including the utilization of addressable technology and fiber optic cable, the Company seeks to position itself to benefit from the further development of advertising, pay-per-view and home shopping services, as well as anticipated future services such as video-on-demand and other interactive applications. This advanced broadband platform has allowed the Company to enter into arrangements to provide video and data transmission services to various educational institutions and to pursue similar arrangements with utility providers. For example, in March 1995, the Company, through its' subsidiary, Fiberlink, together with a neighboring cable television operator, was selected to create a two-way broadband fiber network to connect 12 school districts in south central Wisconsin as part of a "distance education" project. The fiber network allows live interaction among classrooms in various locations. In 1996, the Company was also awarded a contract to connect the main campus of a technical college in the Fond du Lac, Wisconsin area to two remote campuses in West Bend and Beaver Dam. Finally, in 1997, the
Company, again through its' subsidiary Fiberlink, was awarded a distance education contract to build a switched ATM network to carry MPEG2 video between 28 sites in east central Wisconsin. These projects will accelerate the rate at which the Company is able to build a technologically advanced fiber network through shared funding with various third parties.

     In addition to allowing increased channel offerings, the expanded bandwidth of the upgraded systems creates the optimal medium for transmitting vast amounts of information at high speed. Cable modem technology enables data traffic to be carried at rates up to 100 times faster than current telephone modems. Most current Internet users are accessing the network through narrow band telephony technology. This telephony technology severely limits the types of content and services that can be effectively utilized. The high speed capabilities of cable modems eliminate the current data bottle necks and will "free up" users. The Company has recently successfully concluded a test of cable modems on its HFC network in one of its Dallas area systems. The test utilized a 750 MHz system to provide high speed Internet access to several customers. In addition to implementing the technical and operational steps in deploying high speed data modems utilizing HFC plant, the Company explored various products and services that can be offered utilizing the high speed data modems. The Company has entered into a revenue sharing agreement with @Home in exchange for @Home internet service. The Company is now deploying cable modems using the @Home service in its Fort Worth, Texas system and in its system serving University Park and Highland Park, Texas. The @Home Network provides a high-speed, fully integrated multimedia service to the home by using the cable television infrastructure and its own architecture. In the home, a high-speed cable modem connects to a user's personal computer, providing speeds hundreds of times faster than telephone modems. Through the introduction of this service, the Company will be delivering high-speed interactive content over its HFC distribution architecture to an estimated 160,000 homes by the end of 1998. Upon completion of the current rebuild in the Dallas/Ft. Worth Metroplex area, scheduled for the end of 1999, @Home will be offered to more than 300,000 homes. The Company is also pursing additional deployment of internet access via the Company's HFC plant in systems located in certain of its other operating groups.

Competition

     Cable television systems face competition from alternative methods of receiving and distributing television signals such as DBS and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer services and home video products, including videotape cassette recorders. The extent to which a cable communications system is competitive depends, in part, upon the cable system's ability to provide, at a reasonable price to customers, a greater variety of programming and other communications services than those which are available off-air or through other alternative delivery sources. See -"Legislation and Regulation in the Cable Television Industry."

     Competition for the Company's customers will increase from medium power and higher power DBS that use higher frequencies to transmit signals that can be received by dish antennas much smaller in size than traditional HSDs. Primestar distributes a multi-channel programming service via a medium power communications satellite to HSDs of approximately 3 feet in diameter. DirecTv, Inc., United States Satellite Broadcasting Corporation and EchoStar Communication Corporation transmit from high power satellites and
generally  use  smaller  dishes  to  receive  their  signals.    DBS
operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable television systems. Further, DBS has obtained significant sports programming packages that are not available to cable operators. The Company expects that competition from DBS will continue to grow.

     DBS has advantages as an alternative means of distributing video signals to the home. Among the advantages are that the capital investment (although initially high) for the satellite and uplinking segment of a DBS system is fixed and does not increase with the number of customers receiving satellite transmissions; that DBS is not currently subject to local regulation of service and prices or required to pay franchise fees; and that the capital costs for the ground segment of a DBS system (the reception equipment) are directly related to, and limited by, the number of service customers. The primary disadvantage of DBS is its inability to provide local broadcast television stations to customers in their local market. However, EchoStar and other potential DBS providers have announced their intention to retransmit local broadcast television stations back into a customer's local market. Both Congress and the U.S. Copyright Office are currently reviewing proposals to allow such transmission and it is possible that in the near future, DBS systems will be retransmitting local television signals back into local television markets. Additional DBS disadvantages presently include a limited ability to tailor the programming package to the interests of different geographic markets; signal reception being subject to line of sight angles; and technology which require a customer to rent or own one set-top box (which is significantly more expensive than a cable converter) for each television on which the customer wants to view DBS programming.

     Although the effect of competition from these DBS services cannot be specifically predicted, it is clear there has been significant growth in DBS customers and the Company assumes that such DBS competition will continue as developments in technology continue to increase satellite transmitter power and decrease the cost and size of equipment needed to receive these transmissions.

     The 1996 Telecom Act enables local telephone companies and others to provide a wide variety of video services competitive with services provided by cable systems and to provide cable services directly to customers. Various local telephone companies currently are seeking to provide video programming services within their telephone service areas through a variety of distribution methods. Federal law ensures that telephone companies will have access to acquire all significant cable programming. Cable systems could be placed at a competitive disadvantage if the delivery of video programming services by local telephone companies becomes widespread since telephone companies may not be required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable systems under such franchises. Issues of cross-subsidization by local telephone companies of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with local telephone companies who provide video services. The Company cannot predict at this time the likelihood of success of any video programming ventures by local telephone companies or the impact on the Company of such competitive ventures.

     Cable systems generally operate pursuant to franchises granted on a nonexclusive basis. The 1992 Cable Act gives local franchising authorities jurisdiction over basic cable service rates and equipment in the absence of "effective  competition",  prohibits
franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable systems. It is possible that a franchising authority might grant a second franchise to another company containing terms and conditions more favorable than those afforded the Company. Well-financed businesses from outside the cable industry (such as the public utilities that own the poles on which cable is attached) may become competitors for franchises or providers of competing services. Additionally, during 1997, there has been a significant increase in the number of cities that have constructed their own cable television systems in a manner similar to city-provided utility services. These systems typically will compete directly with the existing cable operator without the burdens of franchise fees or other local regulation. Although the total number of municipal overbuild cable systems remains small, events during 1997 would indicate an increasing trend in cities authorizing such direct municipal competition with cable operators. The costs of operating a cable system where a competing service exists will be substantially greater than if there were no competition present. Although the potential for competition exists, there are presently only three competing systems located in each of the East, Midwest and North Central operating regions, which represent an aggregate of approximately 2,840 of the homes in the Company's franchise areas. The Company is only aware of one other company that is actively seeking local governmental franchises for areas presently served by the Company. These franchises are located in the North Central region and in aggregate potentially represent an additional 6,000 homes.

     Cable operators face additional competition from private SMATV systems that serve condominiums, apartment and office complexes and private residential developments. The operators of these SMATV systems often enter into exclusive agreements with building owners or homeowners' associations. Due to the widespread availability of reasonably priced earth stations, SMATV systems now offer both improved reception of local television stations and many of the same satellite-delivered program services offered by franchised cable systems. Various states have enacted laws to provide franchised cable systems access to private complexes. These laws have been challenged in the courts with varying results. Additionally, the 1984 Cable Act gives a franchised cable operator the right to use existing compatible easements within its franchise area; however, there have been conflicting judicial decisions interpreting the scope of this right, particularly with respect to easements located entirely on private property. The ability of the Company to compete for customers in residential and commercial developments served by SMATV operators is uncertain. The 1996 Telecom Act broadens the definition of SMATV systems not subject to local franchising regulation and gives cable operators greater flexibility in pricing cable services provided to customers in condominiums, apartment and office complexes and private residential developments. See - "Legislation and Regulation in the Cable Television Industry."

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

Legislation and Regulation in the Cable Television Industry

     The  operation  of  cable  television  systems  is  extensively regulated by the FCC, some state governments and most local governments. On February 8, 1996, the President signed into law the 1996 Telecom Act. This law alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it reduces the scope of cable rate regulation.

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

     Cable Rate Regulation. The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Under the 1992 Cable Act, the incumbent cable operator can demonstrate "effective competition" by showing either low penetration (less than 30% of the local population) or the presence (measured collectively as 50% availability, 15% customer penetration) of other MVPDs. The 1996 Telecom Act expands the existing definition of "effective competition" to create a special test for a competing MVPD (other than a DBS distributor) affiliated with a LEC. There is no penetration minimum for a LEC affiliate to qualify as an effective competitor, but it must offer comparable programming services in the franchise area.

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

     The FCC itself directly administers rate regulation of any CPST, which typically contains satellite-

Delivered  programming.
Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives multiple complaints from local customers within 90 days of a CPST rate increase and then files a formal complaint with the FCC within 180 days of the rate increase. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

     Under the FCC's rate regulations, the Company was required to reduce its BST and CPST rates in 1993 and 1994, and has since had its rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems encountered with timing lags associated with the quarterly compliance systems. Operators also have the opportunity of bypassing this "benchmark" scheme in favor of traditional cost-of-service regulation in cases where the latter methodology appears favorable. However, the FCC significantly limited the inclusion in the rate base of acquisition costs in excess of the book value of tangible assets. As a result, the Company pursued cost-of-service justifications in only a few cases. The FCC has also provided operators with a mechanism to recover costs associated with a system rebuild. Using a cost-of-service approach, the amounts produced by the FCC's calculation are added to the BST & CPST rates discussed above and recovered over a 10 year period. Premium cable service offered on a per channel or per program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product.

     The Company believes that it has materially complied with provisions of the Cable Acts, including rate setting provisions promulgated by the FCC on April 1, 1993. However, in jurisdictions which have chosen not to certify, refunds covering a one-year period on basic service may be ordered if the Company is regulated at a later date and is unable to justify its rates through a benchmark or cost-of-service filing. The amount of refunds, if any, which may be payable by the Company in the event that these systems' rates are successfully challenged by franchising authorities is not currently estimable. During 1995, a total of approximately $25,000 was paid for rate refunds. There were no refunds issued during 1996 and 1997.

     The Company currently has rate filings pending review at the FCC pertaining to the CPST level of service. For the regulation period from September 1, 1993 through May 15, 1994, there is one cost-of-service filing pending review at the FCC affecting 394 customers. For the re-regulation time period from May 1994 to the present, there are filings for 29 franchises under review at the FCC affecting approximately 205,000 customers. The majority of these filings have been waiting to be reviewed for over three years. Until the FCC rules on the complaints, the Company is required to refresh its filings annually. During 1997, the Company received favorable rulings (i.e., the FCC confirmed the Company's rates and denied the complaint) for 22 filings affecting approximately 130,000 customers. The FCC also issued several decisions reducing rates for certain of the Company systems serving approximately 43,000 customers, which the Company has asked to be reconsidered. If the FCC determines that the Company's CPST rates for those 43,000 customers are unreasonable, it has the authority to order the Company to reduce such rates and to refund to those customers any overcharges with interest occurring from the filing date of the rate complaint at the FCC. The amount of refunds, if any, which may be required by the FCC in the event the Company's CPST rates are found to be unreasonable for those customers is estimated at approximately $600,000.

     The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. However, certain members of Congress and FCC officials have called for the delay of this regulatory sunset and further have urged more rigorous rate regulation (including limits on programming cost pass-throughs to cable customers) until a greater degree of competition to incumbent cable operators has developed. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

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

     Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order and that decision is now pending before the Supreme Court. However, the underlying statutory obligation of local telephone companies to interconnect with competitors remains in place.

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

     Under the 1996 Telecom Act, a LEC providing video programming to customers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an OVS. LECs providing service through an OVS can proceed without a traditional cable franchise, although an OVS operator will be subject to general rights-of-way management regulations and can be required to pay franchise fees to the extent it provides cable services. In order to be eligible for OVS status, the LEC itself cannot occupy more than one-third of the system's activated channels when demand for channels exceeds supply. Nor can the LEC discriminate among programmers or establish unreasonable rates, terms or conditions for service.

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

     Additional Ownership Restrictions. The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between television stations and cable systems. The 1996 Telecom Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and  MMDS facilities, but lifts those restrictions where  the
cable  operator  is  subject to effective competition.   In  January
1995, however, the FCC adopted a regulation which permits cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements. The FCC is currently conducting a reconsideration of its national customer ownership rules and it is possible the FCC will revise both the national customer cable operator ownership limitation and the manner in which it attributes ownership to a cable operator.

     Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station ("must carry") or negotiate for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consents may require substantial payments or other concessions. Either option has a potentially adverse affect on the Company's business. The burden associated with must carry obligations could dramatically increase if television broadcast stations proceed with planned conversions to digital transmissions and if the FCC determines that cable systems must carry all analog and digital signals transmitted by the television stations. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as
WGN).

     Access Channels. LFAs can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires a cable system with 36 or more channels to designate a portion of its channel capacity (either 10% or 15%) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of these designated channel capacity, but use of commercial leased access channels has been relatively limited. In February of 1997, the FCC released revised rules which mandated a modest rate reduction which has made commercial leased access a more attractive option for third party programmers, particularly for part-time leased access carriage. Furthermore, a group of commercial leased access users has challenged the FCC's February 1997 Order as failing to reduce commercial leased access rates by an appropriate amount. If this pending court challenge is successful, the FCC will be forced to undertake a further rulemaking which could result in significantly reduced commercial leased access rates, thereby encouraging a much more significant increase in the use of commercial leased access channels.

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

     Access to Programming. In order to spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors (such as DBS and MMDS). This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to affiliated cable companies. Recently, both Congress and the FCC have considered proposals that would expand the program access rights of cable's competitors, including the possibility of subjecting video programmers who are not affiliated with cable operators to all program access requirements.

     Inside Wiring. In a 1997 Order, the FCC established rules that require an incumbent cable operator, upon expiration or termination of an MDU service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a MDU building. These inside wiring rules will encourage and facilitate building owners in their attempts to replace existing cable operators with new video programming providers who are willing to pay the building owner a higher fee. Additionally, the FCC has proposed abrogating all exclusive MDU contracts held by cable operators, but at the same time allowing competitors to cable to enter into exclusive

MDU service contracts.

     Other FCC Regulations. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, customer privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards and consumer electronics equipment compatibility. FCC requirements imposed in 1997 for Emergency Alert Systems and for providing hearing impaired Closed Captioning on programming will result in new and potentially significant costs for the Company. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

     The FCC is currently considering whether cable customers should be permitted to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

     Internet Service Regulation. The Company began offering high-speed internet service to customers in 1997. At this time, there is no significant federal or local regulation of cable system delivery of internet services. However, as the cable industry's delivery of internet services develops, it is possible that greater federal and/or local regulation could be imposed.

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

     Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal.  Even if
a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees (limited to 5% of revenue) and funding for PEG channels as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

     Proposed Changes in Regulation. The regulation of cable television systems at the federal, state and local levels is subject to the political process and has been in constant flux over the past decade. Material changes in the law and regulatory requirements must be anticipated and there can be no assurance that the Company's business will not be affected adversely by future legislation, new regulation or deregulation.

Technology

     At December 31, 1997, approximately 83% of the Company's customers are served by systems which utilize addressable technology (i.e., systems having the capacity to offer addressable services if addressable converters are present in customer homes), and approximately 27% of the Company's customers have addressable converters. Addressable technology enables a cable television system operator to activate, from the headend site or another central location, the cable television services delivered to each customer having an addressable converter. With addressable technology, the Company can upgrade or downgrade services to a customer immediately, without the delay or expense associated with dispatching a technician to the home. Addressable technology also allows the Company to offer pay-per-view services, reduces premium service theft, and through the ability to deactivate service automatically, to disconnect delinquent customer accounts. In certain of its systems, the Company has taken active steps to remove from service older addressable converter equipment which was costly to maintain. Through this equipment replacement, the Company has enhanced customer convenience and revenue growth through increased pay-per-view orders and simultaneously has achieved significant reductions in service costs. The Company's current plan contemplates that by the end of 1998, its systems will have an average capacity of approximately 89 analog channels with approximately 66% of the homes passed being served by systems with 550 MHz or greater bandwidth capacity, including more than 50% at 750 MHz or greater, warehoused digital spectrum of up to 200 MHz in systems serving approximately 52% of the Company's homes passed and approximately 84% of the homes passed served by systems that utilize addressable technology. In addition, as part of the upgrade process, two-way communication capability will be activated past approximately 1,000,000 homes by the end of 1998, which will support enhanced digital video, high speed data services and other advanced applications.

     The Company continually monitors and evaluates new technological developments on the basis of its ability to make optimal use of its existing assets and to anticipate the introduction of new services and program delivery capabilities. The use of fiber optic cable as an enhancement to coaxial cable is playing a major role in expanding channel capacity and improving the performance of cable television systems. Fiber optic cable is capable of carrying hundreds of video, data and voice channels. To date, the Company has sought to implement fiber optic technology in portions of its systems, primarily by undertaking fiber-to-the-node upgrades. Such upgrades use fiber optic cable to carry signals from a systems's headend to multiple locations within the system, reducing the need to deploy amplifiers and thereby enhancing signal quality and reducing service interruptions. The Company plans to continue to deploy fiber-to-the-node to upgrade and expand channel capacity, using both analog and digital transmission techniques, to interconnect systems and groups of systems into regional networks.

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

Programming

     The Company has various contracts to obtain basic and premium programming for its systems from program suppliers whose compensation is typically based on a fixed fee per customer. The Company's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Some program suppliers provide volume or channel discount pricing structures or offer marketing support to the Company. In particular, the Company has negotiated programming agreements with premium service suppliers that offer cost incentives to the Company under which premium service unit prices decline as certain premium service growth thresholds are met. The Company's successful marketing of multiple premium service packages emphasizing customer value has enabled the Company to take advantage of such cost incentives.

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

     As of December 31, 1997, the Company operated pursuant to 780 franchises. These nonexclusive franchises provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the systems range up to a 5% federally mandated cap on gross revenues generated by a system. In substantially all of the Systems, such franchise fees are passed through to the customers directly as an addition to the rates for cable television service.
     The table below illustrates the grouping of the franchises by date of expiration and presents the approximate number and percentage of basic service customers for each as of December 31, 1997.


 Year of                                                     Percentage
Franchise                        Number of      Number of     of Total
Expiration                      Communities     Customers     Customers
----------                      -----------     ---------    ----------
Prior to 1998 (1)                       63        79,316         6.44%
1998-2001                              189       319,295        25.91%
2002 and after                         488       800,033        64.92%
Other (2)                               40        33,643         2.73%
                                -----------     ---------    ----------
Total                                  780     1,232,287       100.00%
                                ===========     =========    ==========
------------------

(1) All expired franchises have open extensions pending renegotiation of long-term renewals.
(2) The Company operates a number of systems that serve multiple communities and, in some instances, portions of such systems extend into jurisdictions for which the Company believes no franchise is necessary.

------------------

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

Employees

     At December 31, 1997, the Company had 2,048 full-time employees and 84 part-time employees. Approximately 180 of the employees are members of one of seven unions and are represented by a designated collective bargaining representative or under various labor agreements. The Company considers its relations with its employees to be good.

(d)  Financial Information About Foreign and Domestic Operations and
Export Sales

     MCC has neither foreign operations nor export sales.

ITEM 2.   PROPERTIES

      The Company currently operates in 780 communities in Alabama, California, Connecticut, Delaware, Georgia, Indiana, Illinois, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, North Carolina, Oklahoma, Tennessee, Texas, Wisconsin and Virginia. In connection with its operation of the Systems, the Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices, and owns most of its service vehicles. The Company believes that its properties, both owned and leased, are in good condition and are suitable and adequate for the Company's business operations.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                              PART II

ITEM 5.   MARKET   FOR   REGISTRANTS'  COMMON  EQUITY  AND   RELATED
          STOCKHOLDER MATTERS

     There is no established public trading market for any of the registrants' equity securities. As of March 26, 1998, 28,335.2 Employee Units were outstanding.

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

                            FINANCIAL DATA
                            (in thousands)
                           1997       1996      1995      1994     1993
Statement of
Operations Data: (1)
Revenues                 $479,315   $434,507   $198,294  $64,747   $52,307
Costs and expenses        248,866    230,214    102,024   31,453    21,849
Management fees
  and expenses (2)            ---        ---        ---    2,165     3,617
Depreciation
  and amortization        188,471    166,429     83,723   37,412    28,633
Operating income (loss)    41,978     37,864     12,547  (6,283)   (1,792)
Interest expense          151,207    144,681     82,911   28,105    13,443
Net loss                 (109,229)  (100,070)   (52,816) (30,610)   (9,643)


Balance Sheet Data:
Total assets           $1,750,468 $1,687,550 $1,760,054 $315,217   $195,148
Total debt
 (including
  current maturities)   1,601,933  1,438,471  1,407,890  327,264    195,000
Subsidiary limited
  partner interests          (246)      (246)     (246)    (246)     5,788
Partners'
  capital (deficit)        80,027    189,256    289,326 (21,290)   (11,670)

Other Data:
EBITDA (3)                230,449    204,293     96,270  31,129     26,841
___________________________

(1) All statement of operations data reflect the following acquisitions and divestitures by the Company from the date of acquisition or sale: (i) the July 29, 1994 acquisition of the Star Systems, (ii) the acquisition of the Crown Systems effective January 1, 1995, (iii) the June 30, 1995 divestiture of the San Angelo Systems, (iv) the August 31, 1995
     acquisition of the CALP Systems, (v) the November 1, 1995 acquisition of the Sammons Systems, (vi) the January 11, 1996 acquisition of the Weatherford System, (vii) the July 8, 1996 acquisition of the Futurevision System, (viii) the July 31, 1996 acquisition of the Frankfort System, (ix) the October 11, 1996 divestiture of the Moses Lake System, (x) the July 1, 1997 acquisition of the Harron System and (xi) the December 1, 1997 exchange of the Time Warner Systems.
(2) Each of the then existing Operating Partnerships formerly entered into management agreements, pursuant to which each then existing Operating Partnership paid the Management Company a specified percentage of the revenues from the systems owned and operated by such Operating Partnerships, plus certain reimbursable expenses. These agreements terminated July 29, 1994, in connection with the acquisition and financing of the Star Systems.
(3) EBITDA is equal to operating income (loss) plus depreciation and amortization. The Company believes that EBITDA is a meaningful measure of performance because it is commonly  used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity.  In addition, the indentures governing the 14 1/4% Notes, the 11 7/8% Debentures and the 13 1/2% Notes and the Senior Credit Facility contain certain covenants measured by
     computations   substantially  similar   to   those   used   in
     determining EBITDA. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles.


ITEM 7.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     In  each  of  the past three years, the Company has  generated substantially all of its revenues from monthly customer fees for basic, premium and other services (such as the rental of home terminal devices and remote control devices) and from installation income. Additional revenues were generated from pay-per-view programming, the sale of advertising and sales commissions from home shopping networks. Beginning in September of 1994, revenues were also generated from management fees earned in conjunction with two managed systems. On August 31, 1995, the Company purchased one of the managed systems and thus terminated the related management agreement. Effective January 31, 1997, the remaining managed system was sold. As a result of these two transactions, the Company is no longer involved in the active management of cable systems for third parties. However, the Company does earn a nominal monthly oversight fee for Maryland Cable and in 1997 the Company recognized incentive management fee revenue from the sale of the Maryland Cable System.

     The Company has experienced significant increases in revenues and EBITDA in each of the past three fiscal years. This growth was accomplished primarily through acquisitions and through internal customer growth. During 1997, the Company acquired systems serving approximately 22,000 basic customers in Texas with the Harron Acquisition (completed July 1, 1997) and added approximately 13,800 basic customers in Wisconsin and Indiana through the exchange with Time Warner (completed December 1, 1997). During 1996, the Company acquired systems serving approximately 700 basic customers in
Weatherford, Texas on January 11, 1996; 2,600 basic customers in Mississippi with the Futurevision Acquisition in July, 1996 and 5,400 basic customers in Indiana with the Frankfort Acquisition on July 31, 1996. Also during 1996, the Company sold its cable television system serving approximately 12,600 customers in the state of Washington. The significant increases in revenues and EBITDA during 1995 are primarily the result of the acquisitions which increased MCC's basic customer base by approximately 950,000 basic customers with the significant portions of the increase resulting from the Crown Acquisition (193,300 customers) effective January 1, 1995, the CALP Acquisition (85,000 customers) on August 31, 1995 and the Sammons Acquisition (664,700 customers) on November 1, 1995.

     Additionally, the Company conformed the method of accounting for franchise fees in the former Sammons Systems during 1997. Local governmental authorities impose franchise fees on the Systems ranging up to a federally mandated maximum of 5.0% of gross revenues. On a monthly basis, such fees are collected from the Systems' customers. Historically, franchise fees were not separately itemized on customers' bills. Such fees were considered part of the monthly charge for basic services and equipment, and therefore were reported as revenue and expense in the Company's financial results. The Company began the process of itemizing such fees on all customers' bills to conform with the collection of, and accounting for, franchise fees in the remaining Systems in November 1996 and completed the process during the first quarter of 1997. In conjunction with itemizing these charges, the Company began collecting the franchise fee on all taxable revenues. As a result, beginning in the first quarter of 1997, such fees are no longer included as revenue or as general and administrative expenses. The net accounting effect of this change is an annual reduction in revenue of approximately $6,800,000 and a reduction of $9,300,000 in general and administrative expenses.

     The comparability of operating results, as discussed below, between the year ended December 31, 1997 and the corresponding period for 1996 are affected by the above discussed acquisitions, exchange, divestiture and franchise fee adjustment which occurred during 1997 and 1996 (collectively referred to as the "Pro Forma Adjustments").

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

     The significant increases in charges for depreciation and amortization are due to acquisitions and capital expenditures related to continued construction and upgrading of the systems. Similarly, interest expense has increased significantly due to additional amounts outstanding under long-term obligations which were necessary to finance the acquisitions. The Company expects to continue to report net losses due to the high levels of charges for depreciation and amortization and interest expense.

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenues.

                                    Percentage of Revenue for
                                           Periods Ended
                                            December 31, (1)
                               1997        1996        1995
Revenues                      100.0%      100.0%      100.0%
Selling, service and           36.8        36.2        34.7
system management
General and                    15.1        16.8        16.8
administrative
Management fees and             0.0         0.0         0.0
expenses
Depreciation and               39.3        38.3        42.2
amortization
                               ----        ----        ----
Operating income                8.8         8.7         6.3
Interest                       31.6        33.2        41.4
Other (income) expense          0.0        (1.5)      (12.7)
                               ----        ----        ----
Net loss before
extraordinary items          (22.8%)      (23.0%)     (22.4%)
                               ====        ====        ====

EBITDA (2)                     48.1%        47.0%      48.5%
                               ====        ====        ====

(1) Reflects results of operations of the following acquisitions and divestitures by the Company from the date of acquisition or through the date of sale: (i) the July 29, 1994 acquisition of the Star Systems, (ii) the acquisition of the Crown Systems effective January 1, 1995, (iii) the June 30, 1995 divestiture of the San Angelo Systems, (iv) the August 31, 1995
     acquisition of the CALP Systems, (v) the November 1, 1995 acquisition of the Sammons Systems, (vi) the January 11, 1996 acquisition of the Weatherford System, (vii) the July 8, 1996 acquisition of the Futurevision System, (viii) the July 31, 1996 acquisition of the Frankfort System, (ix) the October 11, 1996 divestiture of the Moses Lake System, (x) the July 1, 1997 acquisition of the Harron

     System and (xi) the December 1,
     1997 exchange of the Time Warner Systems.
(2)  EBITDA  is  equal  to operating income plus  depreciation  and
     amortization.   The  Company  believes  that   EBITDA   is   a
     meaningful measure of performance because it is commonly  used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity.  In addition, the indentures governing the 14 1/4% Notes, the 11 7/8% Debentures and the 13 1/2% Notes and the Senior Credit Facility contain certain covenants measured by
     computations   substantially  similar   to   those   used   in
     determining EBITDA. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. The Company has substantial noncash
     charges  to  earnings  from  depreciation,  amortization   and
     interest.

Fiscal 1997 Compared to Fiscal 1996

     Revenues increased from $434,507,000 for the year ended December 31, 1996 to $479,315,000 for the year ended December 31, 1996. Basic service revenue increased by approximately $35,800,000, of which approximately $11,100,000 of such increase was the result of the Harron acquisition and the incremental revenue as a result of the Time Warner exchange. The increase in revenue was offset by a decrease of approximately $6,800,000 as a result of the conforming change regarding franchise fee itemization in the former Sammons Systems. Monthly management fees decreased by approximately $1,790,000 in 1997 compared to 1996 as a result of the sale of the Maryland Cable System on January 31, 1997. This decrease was offset by the recognition of an incentive management fee of approximately $5,069,000 in conjunction with the sale of the Maryland Cable System. Approximately $2,300,000 of the overall revenue increase was attributable to increased advertising sales revenue. Revenue from pay-per-view increased approximately $2,360,000 in 1997 in comparison to 1996. The revenues generated from internal and continued customer growth account for the remaining increase. Normalizing the effects of the Pro Forma Adjustments, pro forma revenue increased $46,927,000, or 10.7%, for the year ended December 31, 1997.

     The Company's basic customers increased from 1,181,293 at December 31, 1996, to 1,232,287 at December 31, 1997. During 1997,
the Company added approximately 51,000 basic customers, of which approximately 35,500 were from the Harron acquisition and the Time Warner exchange. The remaining 15,500 were added through internal growth, representing an annualized customer growth rate of 1.3%. This basic customer growth was developed through the extension of existing plant infrastructure to pass additional dwelling units, marketing promotions and continued implementation of premium packaging. The company's pay units decreased from 666,702 at December 31, 1996 to 583,603 at December 31, 1997. The Harron acquisition and the Time Warner exchange had a net effect of a 1,700 unit decrease as the systems acquired in the Time Warner exchange had a lower pay unit penetration than the systems relinquished in the exchange. Through the third quarter of 1997, the Company was experiencing annualized customer growth of 2.0%. However, in the latter half of 1997, two non-recurring events transpired, each of which affected a significant number of customers, and negatively impacted the Company's customer growth for the year. In early fall, the Company halted certain of its marketing sales initiatives and converted its billing systems in several of its largest service areas. As a result of these actions, the Company's customer connect activity slowed, causing customer growth to decline during the fourth quarter. The Company continues to evaluate the effectiveness of its redirected marketing strategy and has recently introduced new value based sales initiatives and programming packages.

     Selling, service and system management expenses increased from $157,197,000 for the year ended December 31, 1996 to $176,515,000 for the year ended December 31, 1997. The main factor of the increase noted resulted from an increase in programming costs of $12,681,000. Substantially all of this programming cost increase is attributable to increases in the cost of basic satellite programing as a result of annual cost increases, incremental basic customer growth and the addition of satellite programming channels to certain of the Company's rebuilt systems. Another factor contributing to the increase resulted from an increase in plant expense of $6,256,000. The majority of the plant expense increase resulted from extensions and rebuilds of certain of the Company' systems. Offsetting the increases in programming and plant expense was a decrease in marketing costs of $1,140,000, primarily the result of channel launch support received from programmers. Normalizing the effects of the Pro Forma Adjustments, pro forma selling, service and system management expenses increased $18,560,000, or 11.4%, for the year ended December 31, 1997.

     General and administrative expenses decreased from $73,017,000 for the year ended December 31, 1996 to $72,351,000 for the year ended December 31, 1997. The Company experienced increased labor costs of approximately $5,275,000 and increased billing costs of approximately $852,000 as a result of upgrading the Company's customer care platform, and increased customer receivable reserves of approximately $932,000. These increases were offset by a decrease of approximately $9,300,000, due to the reduction in franchise fee expense, as a result of the conforming itemization of such costs on customers' bills. The remaining increase is due to normal inflationary increases. Normalizing the effects of the Pro Forma Adjustments, pro forma general and administrative expenses increased $5,329,000, or 7.8%, for the year ended December 31, 1997.

     Depreciation   and   amortization   expense   increased   from
$166,429,000  for the year ended December 31, 1996 to  $188,471,000 for the year ended December 31, 1997 due principally to the additional capital expenditures incurred to rebuild and upgrade the
broadband  network  and  equipment  of  certain  of  the   Systems.
Interest expense increased from $144,376,000 for the year ended December 31, 1996 to $151,207,000 for the comparable period in 1997, primarily due to the scheduled increase in the accretion for the 13 1/2% Notes and the 14 1/4% Notes of $8,720,000. This accretion increase was offset by a decrease in the average borrowing costs under the Senior Credit Facility. Borrowings, excluding capital leases, increased to $1,599,426,000 at December 31, 1997 from 1,436,269,000 at December 31, 1996. The weighted average interest rate on all outstanding indebtedness was 9.92% and 9.97% for the twelve months ended December 31, 1997 and December 31, 1996, respectively.

     The difference between the loss before extraordinary item of $109,229,000 and $100,070,000 for the year ended December 31, 1997 and 1996, respectively resulted from the increases in operations, depreciation, amortization and interest expense as discussed above.

     No losses were allocated to the subsidiary limited partner interests for the year ended December 31, 1997 or 1996.

     As a result of the changes explained in the foregoing paragraphs, EBITDA increased from $204,293,000 for the year ended December 31, 1996 to $230,449,000 for the year ended December 31, 1997.


Fiscal 1996 Compared to Fiscal 1995

     Revenues increased from $198,294,000 for the year ended December 31, 1995 to $434,507,000 for the year ended December 31, 1996. Approximately $231,916,000 of such increase was the result of the CALP and Sammons Acquisitions. This increase from acquisitions was partially offset by the divestiture of the San Angelo Systems on June 30, 1995. The San Angelo Systems generated reported revenues of $6,022,000 for the year ended December 31, 1995. Management fees earned by Operating decreased by $955,000. Eight and twelve months of such fees pursuant to the CALP and Maryland Cable Agreements, respectively, were recorded in 1995, compared to a full year of fees earned pursuant to only the Maryland Cable Agreement in 1996. The CALP Agreement terminated upon the completion of the CALP Acquisition on August 31, 1995. The revenues generated from internal and continued customer growth account for the remaining increase.

     The Company's basic customers and pay units for its Systems increased from 1,154,718 and 651,121, respectively, at December 31, 1995, to 1,181,293 and 666,702, respectively, at December 31, 1996.
This customer and unit growth was developed through the extension of existing plant infrastructure to pass additional dwelling units, marketing promotions and continued implementation of premium packaging, and was negatively affected by the net affect of the Weatherford, Frankfort and Futurevision Acquisitions and Moses Lake divestiture (a net reduction in basic customers of 4,300).

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

     General and administrative expenses increased from $33,271,000 for the year ended December 31, 1995 to $73,017,000 for the year ended December 31, 1996. Approximately $35,468,000 of the increase, from the CALP and Sammons Acquisitions, was offset by a $718,000 decrease from the divestiture of the San Angelo Systems. The remaining increase resulted primarily from the necessary expansion of the home office operations in order to manage the increased size of the business and increases in operating costs due the growth experienced in other of the Systems.

     Depreciation   and   amortization   expense   increased   from
$83,723,000  for  the year ended December 31, 1995 to  $166,429,000 for the year ended December 31, 1996 due primarily to the CALP and Sammons Acquisitions offset by a $4,078,000 decrease from the divestiture of the San Angelo Systems. Interest expense increased
from   $82,143,000  for  the  year  ended  December  31,  1995   to
$144,376,000 for the comparable period in 1996, due to the inclusion of interest expense related to the borrowings under the
14 1/4% Notes and the Senior Credit Facility, which became effective on June 9, 1995 and August 31, 1995, respectively (borrowings under the Senior Credit Facility were substantially increased on November
1,  1995).   Borrowings, excluding capital leases,  increased  from
$1,406,006,000 at December 31, 1995 to $1,436,269,000  at  December
31,  1996.   The weighted average interest rate on all  outstanding
indebtedness was 11.6% and 9.97% for the twelve months ended December 31, 1995 and December 31, 1996, respectively.

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


Liquidity and Capital Resources

     On October 7, 1997, the Company announced that it intends to offer for sale certain cable television systems that are not within the Company's six strategic operating groups. Systems to be sold serve approximately 195,000 customers in Delaware, Maryland, Virginia, Connecticut, Mississippi, Louisiana, Illinois, Oklahoma and the Texas panhandle. The solicitation has thus far resulted in the following two agreements.

     On December 4, 1997, the Company entered into a definitive agreement with an affiliate of Comcast Corporation to sell its Delaware/Maryland Systems for a sales price of approximately $65,500,000. The systems serve approximately 26,500 customers in the Delmarva peninsula. The transaction is subject to regulatory approval and is expected to be finalized by June 30, 1998.

     On March 4,1998, the Company entered into a definitive agreement with TMC Holdings, Inc. to sell cable television assets located in Connecticut and Virginia for a sales price of approximately $150,000,000. The systems serve approximately 46,000 customers and 17,000 customers in Connecticut and Virginia, respectively. The transaction is subject to regulatory approval and is expected to be finalized during the third quarter of 1998.

     The Company is currently marketing the remaining systems serving approximately 105,500 customers in Illinois, Oklahoma, Texas, Mississippi and Louisiana. Although the Company has entered into the above agreements, there can be no assurance that the transactions will be approved or finalized on the terms presently contemplated. Additionally, although the Company is currently marketing the remaining systems noted above, there can be no assurance that the Company will be successful in completing sales of those systems. The Company intends to use the proceeds from the sale of these non-strategic assets to reduce the current outstanding balance under its Senior Credit Facility.

     On  March  3, 1998, the Company announced that it has retained
Goldman Sachs to advise the Company as it explores various strategic alternatives involving the ownership of the Company. Several alternatives are being reviewed, however, no decision has been made and the outcome of the Company's review cannot be predicted at this time.

     The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance by the Company, or its subsidiaries, of public or private equity or debt and the negotiation of new or amended credit facilities.

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

     As of December 31, 1997, unreturned capital contributions from equity investors totaled approximately $493,327,000.  There was  no capital contributed from equity investors during 1997.  The Company has  an aggregate of $1,601,933,000 of indebtedness outstanding  in the form of the 11 7/8% Debentures, 13 1/2% Notes, 14 1/4% Notes, borrowings under its Senior Credit Facility and note payable and capital lease
obligations.   The  Company  has  an  additional  $155,059,000   of
borrowing  capacity  under  its  Revolving  Credit  Facility  after
considering  committed lines of credit of $3,941,000.   Cash  flows
generated from operating activities have been positive over the past three years and increased from $86,030,000 and $118,986,000 in 1995 and 1996, respectively, to $154,302,000 in 1997. Funding from equity contributions, borrowings and positive cash flows from operations have been sufficient to meet the Company's debt service, working capital and capital expenditure requirements including the purchase costs incurred in connection with all of the completed acquisitions and the exchange.

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

     Cash  interest is payable monthly, quarterly and  semiannually
on   borrowings  outstanding  under  the  Company's  Senior  Credit
Facility and the 11 7/8% Debentures. No cash interest is payable on the 13 1/2% Notes until February 1, 2000 and no cash interest is payable on the 14 1/4% Notes until December 15, 2000. Maturities of all long-term debt total approximately $856,006,000 over the next
five  years.   The  Company  expects to  cover  both  interest  and
principal payments on its long-term obligations through internally generated funds, borrowings under the Senior Credit Facility and with certain proceeds from the sale of non-strategic cable systems.

     The Company's most significant need for capital in the next year will be to finance the planned system upgrades, rebuilds and extensions and the purchase of modems and home terminal devices for use in customers' homes. Currently, the Company is systematically rebuilding and upgrading its cable systems so that within the  next
three years substantially all existing systems will have a bandwidth of between 450 MHz and 862 MHz. This program should enable the Company to deliver technological innovations to its customers as such services become commercially viable. As part of this program, certain systems, such as those serving the areas in and around Ft. Worth/Tarrant County (Texas), Glendale/Burbank (California) and suburban Birmingham (Alabama) together with selected systems in Wisconsin, Indiana, Tennessee and other states in which the Company operates cable systems, are being upgraded to 750 MHz or 862 MHz with two-way communication capabilities. Capital expenditures are expected to approximate $214,300,000 (or $171 per customer) in 1998. Ongoing capital expenditures, other than these rebuild amounts, are consistent with current costs to extend and maintain the existing networks. The Company expects to fund these capital expenditures through cash generated from operations and available borrowings under the Revolving Credit Facility.


Recent Accounting Pronouncements

     In February 1997, the financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 established simplified accounting standards for computing earnings per share and makes them comparable to international earnings per share standards. The provisions of SFAS 128 are generally effective for transactions occurring after December 15, 1997, however, SFAS 128 will not have an impact on the Company's financial statements.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 is applicable to all entities and requires that disclosure about any entity's capital structure include a brief discussion of rights and privileges for securities outstanding. SFAS 129 is effective for financial statement for period ending after December 15, 1997. The effective adoption of SFAS No. 129 is not expected to have a material impact on the Company's financial statements and related disclosures.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. The effective adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements and related disclosures.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public companies report information about segments in annual and interim financial statements. The effective adoption of SFAS No. 131 is not expected to have a material impact on the Company's financial statements and related disclosures.

Year 2000 Impact

     During the fiscal year ended December 31, 1997, the Company began a process to identify and address issues surrounding the Year 2000 and its impact on the Company's computer operations. The issue surrounding the Year 2000 is whether the Company's computer systems will properly recognize data sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As the Company has not completed their assessment of the impact the Year 2000 may have on their computer operations, management can not estimate the costs associated with ensuring the Company's systems are Year 2000 compliant. There can be no assurance that the Company's systems nor the computer systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999. If such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

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

     Certain of the Company's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Company does not believe that its financial results have been adversely affected by inflation. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating rate debt may not be offset by increases in revenues. As of December 31, 1997, the Company had $949,750,000 of outstanding borrowings under its Senior Credit Facility which are subject to floating interest rates. The rates are based on either the Eurodollar rate, prime rate or CD base rate, plus a margin of up to 2.25% subject to certain adjustments based on the ratio of Operating's total debt to annualized operating cash flow.

     To reduce the impact of changes in interest rates on its floating rate long-term debt, the Company entered into certain interest rate swap agreements with certain of the participating banks under the Senior Credit Facility. At December 31, 1997, interest rate swap agreements covering a notional balance of $400,000,000 were outstanding which require the Company to pay fixed rates ranging from 5.75% to 5.77%, plus the applicable interest rate margin. These agreements mature during 1998 and 1999, and allow for the optional extension by the counterparty for additional periods and certain of these agreements provide for the automatic termination in the event that one month LIBOR exceeds 6.75% on any monthly reset date. The Company has also entered into an interest rate swap agreement covering an aggregate notional principal balance of $100,000,000 which matures in the year 2000 whereby the Company receives one month
LIBOR plus 0.07% and is required to pay the higher of one month LIBOR at either the beginning or end of the interest period, plus the applicable interest rate margin.

     As interest rates change under the interest rate swap agreements, the differential to be paid or received is recognized as an adjustment to interest expense. During the year ended December 31, 1997, the Company recognized additional interest expense of $322,000 under its interest rate swap agreements.

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

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Director and Executive Officers of Marcus Cable Properties, Inc.

     The sole director and executive officers of MCPI, which as the sole general partner of the General Partner is responsible for the overall management of the business and operations of the Company, are:

     Name                           Age       Position
     ----                           ---       --------
     Jeffrey  A. Marcus              51       President  and  Chief Executive Officer

     Louis  A.  Borrelli, Jr.        42       Executive  Vice President and Chief
                                              Operating Officer

     Thomas P. McMillin              36       Executive   Vice  President
                                              and Chief Financial Officer

     Richard A. B. Gleiner           45       Senior Vice  President,  Secretary
                                              and General Counsel

     John C. Pietri                  48       Senior Vice  President  and  Chief
                                              Technical Officer

     Cynthia J. Mannes               39       Senior Vice   President  of  Human
                                              Resources

     John  P.  Klingstedt,  Jr.      35        Senior  Vice President and Controller

     Daniel J. Wilson                33       Senior Vice  President of  Finance
                                              and  Development

     David L. Hanson                 49       Senior Vice President of Operations

     Edwin  F.  Comstock, III        45       Vice  President of Operations

     J.  Christian  Fenger           43       Vice  President of Operations

     Alan  D.  Collins               42       Vice  President of Operations

     Steven  P.  Brockett            47       Vice  President of Operations - Administration

     David  M.  Intrator             42       Vice  President of Marketing and Programming

     Susan C. Holliday               32       Vice  President   of   Regulatory
                                              Compliance and Planning

                                  36

     The following sets forth certain biographical information with respect to the director and executive officers of MCPI:

     Jeffrey A. Marcus, is President and Chief Executive Officer of MCPI, a cable television industry executive with more than 28 years of experience in system operations and ownership, who founded the Company in 1990. Mr. Marcus had previously founded Marcus Communications, Inc. in 1982, a cable television company that ultimately served and managed over 160,000 customers by the time of its 1988 merger into publicly held Western Tele-Communications, Inc. The combined companies were renamed WestMarc Communications, Inc. ("WestMarc"), and grew to serve over 550,000 customers during the period when Mr. Marcus served as WestMarc's Chairman and Chief Executive Officer. Mr. Marcus exchanged his interest in WestMarc at the end of 1988 for cable television systems in Wisconsin which were operated from 1989 until August 1990 by Marcus Communications, Inc. These Systems were subsequently contributed to the Company as part of the acquisition of the Wisconsin Systems. Prior to forming the original Marcus Communications, Inc. in 1982, Mr. Marcus co-founded Communications Equity Associates ("CEA") in 1975. From its inception until 1982, when Mr. Marcus sold his interest in the company, CEA grew to become the second-largest brokerage firm in the cable television industry. Mr. Marcus also served as Director of Sales for Teleprompter Corporation from 1973 to 1975, as Vice President of Marketing for Sammons Communications, Inc. from 1971 to 1973 and as the owner of Markit Communications, Inc., a cable marketing and installation company, from 1969 to 1971.

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

     Thomas P. McMillin is Executive Vice President and Chief Financial Officer of MCPI with responsibility for overseeing all of the financing, corporate development, accounting, regulatory, planning and information system aspects of the Company. He joined the Company in September 1994, as Vice President of Finance and Development. Prior to joining the Company, Mr. McMillin served for three years as Vice President - Cable Development for Crown Media, a cable television subsidiary of Hallmark Cards, Inc. Prior to his position with Crown, Mr. McMillin served five years in various positions for Cencom Cable Associates, Inc.("Cencom"), most recently as Vice President - Finance and Acquisitions. Prior to joining Cencom in 1987, Mr. McMillin served four years with Arthur Andersen & Co., certified public accountants. Mr. McMillin received his Bachelor of Science Degree in Accountancy from the University of Missouri -

Columbia.

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

     John C. Pietri is Senior Vice President and Chief Technical Officer of MCPI, with responsibility for the technical operations and standards of the Company's cable television systems including: new business development and technology; new construction and rebuild projects; routine maintenance and installation practices; capital control and purchasing; and regulatory compliance and reporting. Mr. Pietri has spent the past 21 years in the cable television industry in a variety of technical management positions. Prior to joining the Company, Mr. Pietri was Regional Plant Manager for WestMarc, managing all technical operations, budgeting and purchasing. Mr. Pietri also held positions as Operations Manager of Minnesota Utility Contracting, General Manager of Double "A" Enterprises and President of the Milwaukee Division of Mullen Communications Construction Company. Mr. Pietri attended the University of Wisconsin.

     Cynthia J. Mannes is Senior Vice President of Human Resources of MCPI, with responsibility for human resources, employee benefits, general administration and insurance matters. Ms. Mannes began her cable television career in 1984 as a receptionist with Marcus Communications, Inc., expanding her role with the Company in later years by becoming Assistant to the President, with responsibility for corporate administration. Upon the merger of Marcus Communications, Inc. with WestMarc in 1988, Ms. Mannes was named Assistant to the Chairman. At the end of 1988, Ms. Mannes left WestMarc to become Vice President of Corporate Affairs at Marcus Communications, Inc., with responsibility for day-to-day operations and administration. Ms. Mannes is an active member of Women in Cable & Telecommunications, Dallas Human Resource
Management Association, and the Cable Television Human Resource Association. Ms. Mannes is also a charter fellow of The Betsy Magness Leadership Institute.

     John   P.  Klingstedt,  Jr.  is  Senior  Vice  President   and
Controller of MCPI, with responsibility for the accounting and financial reporting of the Company. Mr. Klingstedt joined Marcus Communications, Inc. in 1987 and became Controller in 1989. He was named Vice President in 1994 with the promotion to Senior Vice President following in 1997. Mr. Klingstedt holds a Bachelors of Science Degree in Accountancy from Oklahoma State University and is a member of the Cable Television Tax Professionals Institute and the National Cable Television Association Accounting Committee.

     Daniel  J.  Wilson  is Senior Vice President  of  Finance  and
Development with responsibility for the treasury, finance and acquisition and divestiture activities of the Company. Mr. Wilson joined MCPI in March 1995 as Director of Finance and Development and was promoted to Vice President of Finance and Development in June 1995 and to Senior Vice President of Finance and Development in December 1997. Prior to joining the Company, Mr. Wilson served for three years in various positions at Crown, including as Director of Regulatory Affairs and Director of Finance and Development. Prior thereto, Mr. Wilson served for three years in various positions with Cencom, most recently as Senior Financial Analyst. Prior to joining Cencom in 1989, Mr. Wilson served for four years with Arthur Andersen & Co., certified public accountants. Mr. Wilson received his Bachelor of Science in Business Administration with majors in Finance and Accounting from Saint Louis University.

     David L. Hanson is Senior Vice President of Operations of MCPI, with responsibility for the daily operations of the North Central Region. Mr. Hanson is a native of Wisconsin and has spent more than 25 years in the state's cable television industry designing, building and managing systems. Mr. Hanson held a number of technical and management positions with Badger CATV in Wisconsin from 1973 through 1982, when Badger CATV was acquired by Marcus Communications, Inc., after which Mr. Hanson was named Wisconsin
Regional Manager of Marcus Communications, Inc. After the 1988 WestMarc merger, Mr. Hanson was named a Vice President/Regional Manager of WestMarc, and he became a Vice President of Marcus Communications, Inc. in 1989 when Mr. Marcus exchanged his ownership position in WestMarc for the original Wisconsin  systems
previously  owned by Badger CATV.  Mr. Hanson is a  longtime  board member and past President of both the North Central Cable Television Association (serving Minnesota, Wisconsin, Michigan, Iowa, North Dakota and South Dakota) and the Wisconsin Cable Communications Association. He also has served as a regional Vice-Director on the national board of the Community Antenna Television Association.

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

     J. Christian Fenger is Vice President of Operations of MCPI with responsibility for the daily operations of the Southwest, Midwest and West Regions. Mr. Fenger brings over 16 years of diverse operating experience in the cable television business. Prior to joining the Company in the Fall of 1992, he served as Regional Manager for Simmons Cable TV for its systems throughout Maryland and Delaware since 1986 (including those systems that now comprise the Company's Delaware/Maryland systems). Previously, he served from 1985 to 1986 as General Manager for the Warner Amex cable system in Nashua, New Hampshire, where he was responsible for upgrading system operations, and from 1980 to 1985, he served as
Marketing Manager for Rogers Cablesystems in Syracuse, New York. He has held various volunteer positions with the Delaware/Maryland/DC Cable Associations and is a past President of the Board of Directors of Easton Community Television. Mr. Fenger earned his undergraduate and Masters Degree in Communications Management from Syracuse University.

     Alan D. Collins is Vice President of Operations of MCPI with responsibility for the daily operations of the Metroplex Region. Mr. Collins brings 16 years of experience in the cable television industry. Prior to joining the Company in February of 1997, he spent 15 years with Cox Communications in several capacities, most notably as Vice President and General Manager of the cable property in Spokane, Washington. During his tenure in Washington state, Mr. Collins served on the Washington State Cable Communications Association Board of Directors ans was President of the organization in 1991 and 1992. Mr. Collins holds a Bachelor of the Arts and a Master of the Arts degree from the University of Florida.

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


     ITEM 11. EXECUTIVE COMPENSATION

     MCPI presently does not pay any compensation to its director or officers. The executives of MCPI are compensated in their capacity as officers of Operating. The following table summarizes the compensation paid by Operating to its Chief Executive Officer and to each of its four other most highly compensated executive officers receiving compensation in excess of $100,000 for services rendered during the fiscal years ended December 31, 1995, 1996, and 1997.

                  SUMMARY COMPENSATION TABLE (1)
                                             Annual    Compensation      All Other
Name   and  Principal  Position     Year     Salary       Bonus        Compensation
-------------------------------     ----     ------    ------------    ------------
Jeffrey A. Marcus                   1995   $583,196           -              -
 President and                      1996   $980,781       $500,000        $38,186(2)
 Chief Executive Officer            1997 $1,250,002       $160,000        $41,900(2)

Louis A. Borrelli, Jr.              1995   $276,235       $185,000         $6,464(2)
 Executive  Vice  President and     1996   $353,099        $52,000        $15,377(2)
 Chief Operating Officer            1997   $432,016        $38,800        $15,898(2)

Thomas P. McMillin                  1995   $172,680       $200,000         $6,214(2)
 Executive  Vice  President and     1996   $255,000        $32,000        $15,244(2)
 Chief Financial Officer            1997   $312,000        $49,000        $15,782(2)

Richard A.B. Gleiner                1995   $170,816       $200,000         $6,526(2)
 Senior Vice President, Secretary   1996   $220,673        $32,000        $16,662(2)
   and General Counsel              1997   $231,750        $28,000        $16,372(2)

Cynthia J. Mannes                   1995   $153,460        $32,500         $4,620(2)
 Senior  Vice  President of         1996   $170,000        $30,000         $3,689(2)
 Human Resources                    1997   $175,100        $35,500         $3,948(2)

---------------

(1) Pursuant to the Employee Unit Plan: (a) Mr. Marcus was issued 16,600 Employee Units with a Strike Price (hereinafter defined) of $1,750 per Unit (the "Series II Employee Units");
     (b)  Mr.  Borrelli was issued 1,235 Series II Employee  Units;
     (c) Mr. McMillin was issued 973.7 Employee Units with a Strike Price of $1,600 per Unit (the "Series I Employee Units") and 1,035 Series II Employee Units; (d) Mr. Gleiner was issued
     973.7 Series I Employee Units and 300 Series II Employee Units; and (e) Ms. Mannes was issued 120 Series II Employee Units. Mr. Marcus' Employee Units are fully vested. The Series I Employee Units vested 20% on the date of issuance and the remaining 80% will vest in equal amounts on the first through fourth anniversaries of the date of issuance thereof. The Series II Employee Units (other than those held by Mr. Marcus) vest 10%, 10%, 20%, 30% and 30% on November 1, 1996,
     1997, 1998, 1999 and 2000, respectively. The first year in which Employee Units were issued was 1995. See "Incentive Performance Plans-Employee Unit Plan" and "Security Ownership of Certain Beneficial Owners and Management-Principal Security Holders."
(2) Represents the employer matching contribution under the Company's 401(k) matched savings plan, vehicle expense for each of the executive officers other than Mr. Marcus and Ms. Mannes and the value of term life insurance premiums paid by the Company for the benefit of the named executive. See "Management-Pension and Profit Sharing Plans". Other compensation for Mr. Marcus also includes amounts paid by the Company for airplane usage. Other compensation for Mr.
     Gleiner also includes amounts paid by the Company for relocation expenses incurred in 1996.

Incentive Performance Plans

     Employee Unit Plan. The General Partner may elect at any time and from time to time to cause MCC to issue a limited number of Class B Units designated "Employee Units" to the General Partner or to key individuals providing services to MCC or any of its subsidiaries. Employee Units will be issued in series, as more fully described in the partnership agreement of MCC. A series generally will not be entitled to distributions until such time as all units (other than Convertible Preference Units and subsequently issued Employee Units) outstanding at the date of a given distribution will have been distributed an amount equal to the product of all such units outstanding on the date of a given distribution multiplied by a specified price (the "Strike Price") related to such Employee Units. The General Partner is authorized to issue (and reissue to the extent forfeited) up to a total of 31,517 Employee Units. As of March 26, 1998, MCC had issued 5,552.2 Employee Units with a $1,600 Strike Price and 22,783.0 Employee Units with a $1,750 Strike Price. The General Partner, in its sole discretion, may determine the other terms and conditions (e.g., vesting, forfeiture and restrictions on transfer) governing grants of Employee Units. The General Partner may, but is not obligated to, require in connection with the grant of any Employee Units that the holder thereof grant to the General Partner, Mr. Marcus or any of their affiliates (i) a right of first refusal on such holder's Employee Units as well as an option to purchase such holder's Employee Units upon such holder's termination (voluntary or involuntary) of employment with MCC or any of its subsidiaries and (ii) a proxy, which is coupled with an interest and is irrevocable, to vote such holder's Employee Units in such proxy's sole discretion.

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

     Among the executive officers of MCPI named in the Summary Compensation Table, Louis A. Borrelli, Jr. and Cynthia J. Mannes hold 13.75 and 7.50 vested LP Units, respectively. Thomas P. McMillin has been granted 2.50 LP Units and Richard A.B. Gleiner has been granted 1.00 LP Unit. 60% of Mr. McMillin's and Mr. Gleiner's LP Units are vested and the remaining 40% will vest equally on each of April 1, 1998 and 1999. No LP Units were issued during the year ended December 31, 1997. The total number of units of general partner interest ("GP Units") will automatically be reduced at such time as any unvested LP Units vest in order to ensure that the total number of outstanding GP Units and fully vested LP Units (for which no capital contribution was required) does not exceed 100%.

Pension and Profit Sharing Plans

     The Company sponsors a 401(k) plan for its employees that are age 21 or older and have been employed by the Company for at least six months. Employees of the Company can contribute up to 15% of their salary, on a before-tax basis, with a maximum 1997 contribution of $9,500 (as set by the Internal Revenue Service). The Company matches participant contributions up to a maximum of 2% of a participant's salary. All employee-participant contributions and earnings are fully vested upon contribution and Company contributions and earnings vest 20% per year of employment with the Company, becoming fully vested after five years. See "Summary Compensation Table."

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

ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
          MANAGEMENT

                    PRINCIPAL SECURITY HOLDERS
         Security Ownership of Certain Beneficial Owners

          The following table sets forth, as of March 26, 1998, (i) the units of general partnership interests and limited partnership interests of MCC constituting a class of voting security and which are owned by the sole director and executive officers of MCPI and each person who is known to MCC to own beneficially more than 5% of any class of MCC's partnership interests and (ii) the units of the equity securities of MCPI and the General Partner owned by the sole director and executive officers of MCPI named in the Summary Compensation Table and by the sole director and all executive officers of MCPI as a group.

               Name and Address of               # of Equivalent
               Beneficial Owners (1)               Units/Shares     % of Class (2)
               ---------------------             ---------------    --------------
MCC (3)        General Partner                      22,029.990(4)         6.24%

               Goldman Sachs & Co.                 125,866.241(6)        35.68
               Affiliates (5)
               85 Broad Street
               New York, New York  10004

               Hicks, Muse, Tate & Furst Equity     65,714.286           18.63
                  Fund II, L.P.
               200 Crescent Court, Suite 1600
               Dallas, Texas  75201

               Freeman Spogli & Co.                 56,428.571           15.99
               Incorporated
                  Affiliates (7)
               11100 Santa Monica
               Boulevard
               Los Angeles, California
               90025

               Greenwich Street Capital             27,053.571            7.67
               Partners,
                  Inc. Affiliates (8)
               388 Greenwich Street
               New York, New York  10013

               Jeffrey A. Marcus (9)                50,365.190           14.28

               Louis A. Borrelli, Jr. (10)           1,235.000            *

               Thomas P. McMillin (10)               2,008.700            *

               Richard A. B. Gleiner (10)            1,273.700            *

               Cynthia J. Mannes (10)                  120.000            *

               Sole Director and                    50,365.190           14.28
               Executive Officers as a
               Group (14 persons)

MCPI           Jeffrey A. Marcus (9)                 1,000.00           100.00%

General        MCPI (9)                                 66.50 (11)       66.50%
Partner
               Jeffrey A. Marcus                        66.50 (11)       66.50

               Louis A. Borrelli, Jr.                   13.75 (12)       13.75

               Thomas P. McMillin                        2.50 (12)        2.50

               Name and Address of               # of Equivalent
               Beneficial Owners (1)               Units/Shares     % of Class (2)
               ---------------------             ---------------    --------------

               Richard A. B. Gleiner                     1.00 (12)        1.00

               Cynthia J. Mannes                         7.50 (12)        7.50

               Sole Director and                        99.38            99.38
               Executive Officers as a
               Group (14 persons)

*    Less than 1%.

(1) The address for the General Partner, MCPI and Messrs Marcus, Borrelli, McMillin, Gleiner and Ms. Mannes is 2911 Turtle Creek Blvd., Dallas, Texas 75219.

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

(4) Reflects the General Partner's ownership of 18,848.19 units and 3,181.80 unissued Employee Units.

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

(9) Mr. and Mrs. Marcus own all the issued and outstanding common stock of MCPI, the general partner of the General Partner, which stock is subject to a voting trust agreement which gives Mr. Marcus the right to vote all of such stock. Accordingly, the numbers for Mr. Marcus reflect all units held by the General Partner. Additionally, amounts for MCC include 28,335.20 issued Employee Units. Mr. Marcus has the right to issue additional authorized but unissued or forfeited Employee Units to employees, himself or the General Partner. Mr. Marcus has been granted irrevocable proxies to exercise all voting rights with respect to issued Employee Units. Mr. Marcus is the record owner of 16,600.00 Employee Units. Mr. Marcus' address is 2911 Turtle Creek Boulevard, Suite 1300, Dallas, Texas 75219.


(10) Reflects the executive officers' ownership of Employee Units. Such Employee Units are subject to certain vesting schedules. The address for all executive officers is 2911 Turtle Creek Boulevard, Suite 1300, Dallas, Texas 75219.

(11) Reflects the number of GP Units currently owned by MCPI, assuming full vesting of all LP Units.

(12) Reflects the current ownership of vested and unvested LP Units. Thomas P. McMillin also holds 1.00 unvested LP Units and Richard A.B. Gleiner also holds 0.40 unvested LP Units. These units are currently scheduled to vest equally on each of April 1, 1998 and 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


   There have been no significant transactions, new relationships or indebtedness between the Company and related parties during 1997.

   In January 1998, an agreement was reached between the Company's equity shareholders and MCPI in which the sole shareholder of MCPI will be paid a transaction fee of $10,000,000 in connection with the consummation of a divestiture transaction relating to the ownership of the Company, as discussed under "Recent Developments". The sole shareholder of MCPI will only be entitled to such fee if such divestiture transaction is entered into by January, 2000.

      The Company has entered into an agreement with Goldman Sachs pursuant to which Goldman Sachs has agreed to act as financial
advisor in connection with any possible sale of the Company.   Goldman
Sachs expects to receive a transaction fee of 0.50% (subject to an increase in certain limited circumstances) of the aggregate consideration received in such transaction upon consummation of such transaction.

   The Company has agreed to reimburse Goldman Sachs for its reasonable out-of-pocket expenses in connection with its services under such agreement and will indemnify and hold Goldman Sachs harmless against any losses, claims, damages or liabilities incurred by Goldman Sachs in the performance of such agreement, except to the extent any of the foregoing are incurred as a result of the gross negligence or bad faith of Goldman Sachs.

Transaction Fees

   Transaction fees for services relating to the planning and negotiation of acquisitions have been paid by the Company upon the closing of certain transactions. In January 1995, MCPI received a transaction fee of $1,250,000 in connection with the Crown Acquisition. In November 1995, MCPI received a transaction fee of $4,000,000 in connection with the Sammons Acquisition.

   In addition, certain equity investors received equity commitment and merger advisory fees, respectively, in connection with the closing of the Sammons Acquisitions as follows: Goldman Sachs, $1,251,000 and $4,804,000; Freeman Spogli & Co.,
Incorporated, $1,788,000 and $2,189,000; Greenwich Street Capital Partners, Inc., $650,000 and $1,049,000; First Union Corporation, $488,000 (merger advisory fee only); Weiss, Peck & Greer, $211,000 and $508,000; and State of Wisconsin Investment Board, $325,000 (equity commitment fee only). In addition, Hicks Muse, Tate & Furst, Incorporated will receive financial monitoring fees totaling $4,998,000 (payable in six annual installments commencing with the closure of the Sammons Acquisition) and has received a merger advisory fee of $5,000,000.

Senior Credit Facility

     Goldman Sachs and Pearl Street, L.P., ("Pearl Street") an affiliate of Goldman Sachs, are part of the lending syndicate under the Senior Credit Facility and made an initial aggregate commitment of $183,333,333. In connection with this financing, Goldman Sachs and Pearl Street received fees of approximately $3,300,000.

Investment Banking Agreement

     MCC, the General Partner, MCPI, Mr. Marcus and Goldman Sachs have entered into an agreement pursuant to which the parties have agreed that, for so long as Goldman Sachs holds at least 30% of the total outstanding partnership interests of MCC, no person or entity other than Goldman Sachs or its affiliates are to provide investment banking, financial advisory, or underwriting or placement agent services on behalf of the Company. Goldman Sachs received discounts and fees aggregating $7,332,000 in connection with the offering of the 14 1/4% Notes.


                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON  FORM
          8-K

(a)  (1) Financial Statements

     Included in this Report:                                    Page

          Independent Auditors' Report                            F-1

          Consolidated Balance Sheets
             December 31, 1997 and 1996                           F-2

          Consolidated Statements of Operations
             Years ended December 31, 1997, 1996, and 1995        F-3

          Consolidated Statements of Partners' Capital (Deficit)
             Years ended December 31, 1997, 1996, and 1995        F-4

          Consolidated Statements of Cash Flows
             Years ended December 31, 1997, 1996, and 1995        F-5

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

     (2) Exhibits

     Included in this Report:
          Exhibit:
           (1)3.1   Fifth   Amended   and   Restated
                    Agreement of Limited Partnership of MCC, dated  as
                    of August 31, 1995. (Exhibit 99.1)


             *3.2   Certificate of Limited  Partnership  of
                    MCC.  (Exhibit 3.2)

             +3.3   First Amended and Restated Agreement  of
                    Limited Partnership of Operating, dated as of June
                    9, 1995.  (Exhibit 3.3)

            **3.4   Certificate of Limited Partnership
                    of Operating. (Exhibit 3.20)

             *3.5    Certificate of Incorporation of Capital.
                    (Exhibit 3.16)

             *3.6    Bylaws of Capital.  (Exhibit 3.17)

            **3.7   Certificate of  Incorporation  of
                    Capital II. (Exhibit 3.13)

            **3.8   Bylaws  of Capital  II.  (Exhibit 3.14)

          ****3.9   Certificate of  Incorporation  of
                    Capital III. (Exhibit 3.10)

          ****3.10  Bylaws of Capital  III.  (Exhibit 3.11)

              *4.1  Form  of  Indenture by and  among  MCC,
                    Capital and the U.S. Trust Company of Texas, N.A.,
                    as   Trustee,  related  to  the  11 7/8%  Debentures.
                    (Exhibit 4.1)

            ***4.2  Indenture  by  and  among   MCC,
                    Operating,  Capital II and the U.S. Trust  Company
                    of  Texas, N.A., as Trustee, relating to the  13 1/2%
                    Notes. (Exhibit 4.1)

           ****4.3  Indenture  by  and  among   MCC,
                    Capital  III  and Norwest Bank Minnesota  National
                    Association, relating to the 14 1/4% Notes.

             *10.1  Investment  Banking   Agreement,
                    dated  as  of January 17, 1990, by and among  MCC,
                    MCPI,  Jeffrey  A. Marcus and Goldman  Sachs  (the
                    "Investment Banking Agreement").  (Exhibit 10.8)

             *10.2  Amendment  to   the   Investment
                    Banking  Agreement, dated as of  August  1,  1990.
                    (Exhibit 10.9)

           (1)10.12 Senior Credit Facility.  (Exhibit 99.2)

          ****10.13 1995  Long-Term  Incentive Plan
                     (compensatory plan). (Exhibit 10.20)

            ++10.16 Form  of  Amendment  to  the  Senior  Credit
                    Facility, dated March 14, 1997.  (Exhibit 10.16)

              10.17 Divestiture Transaction Agreement.

              12.1  Computation  of Ratio  of  Earnings  to
                    Fixed Charges.

              21.1  Subsidiaries.

* Incorporated by reference to the exhibit shown in parenthesis contained in the Registrants' Registration Statement on Form S-1 (File Nos. 33-67390 and 33-67390-01).

** Incorporated by reference to the exhibit shown in parentheses contained in the Registrants' Registration Statement on Form S-1 (File Nos. 33-74104 and 33-74104-01).

*** Incorporated by reference to the exhibit shown in parentheses contained in the Registrants' Registration Statement on Form S-1 (File Nos. 33-81008, 33-81008-01 and 33-81008-02).


**** Incorporated by reference to the exhibit shown in parentheses contained in the Registrants' Registration Statement on Form S-4 (File Nos. 33-93808 and 33-03808-01).

(1) Incorporated by reference to the exhibit shown in parentheses contained in Form 8-K dated August 31, 1995.

+ Incorporated by reference to the exhibit shown in parentheses contained in Form 10-K dated December 31, 1995.

++ Incorporated by reference to the exhibit shown in parentheses contained in Form 10-K dated December 31, 1996.

(b)  Reports on Form 8-K:

     The Company filed reports on Form 8-K reporting Item 5 -- Other Events on October 8, 1997 and December 8, 1997.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE
NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


     No annual report or proxy statement has been sent to the security holders of the Company.


INDEX TO EXHIBITS

                                                            Sequentially
Exhibit                                                       Numbered
Number                                                          Page

  (1)3.1  Fifth  Amended  and   Restated
          Agreement of Limited Partnership  of  MCC,
          dated  as  of  August 31,  1995.  (Exhibit
          99.1)

    *3.2  Certificate  of  Limited  Partnership  of   MCC.
          (Exhibit 3.2)

    +3.3  First  Amended  and  Restated  Agreement  of
          Limited Partnership of
          Operating, dated June 9, 1995.  (Exhibit 3.3)

   **3.4  Certificate  of  Limited  Partnership  of  Operating.
          (Exhibit 3.20)

    *3.5  Certificate   of  Incorporation   of   Capital.
          (Exhibit 3.16)

    *3.6  Bylaws of Capital.  (Exhibit 3.17)

   **3.7  Certificate of Incorporation of Capital II. (Exhibit 3.13)

   **3.8  Bylaws of Capital II. (Exhibit 3.14)

 ****3.9  Certificate of Incorporation of Capital III. (Exhibit 3.10)

****3.10  Bylaws of Capital III. (Exhibit 3.11)

    *4.1  Form of Indenture by and among MCC,
          Capital  and the U.S. Trust  Company  of
          Texas, N.A., as Trustee, related to the 11 7/8% Debentures. (Exhibit 4.1)

  ***4.2  Indenture by and  among  MCC,
          Operating, Capital II and the U.S. Trust
          Company  of  Texas,  N.A.,  as  Trustee,
          relating  to  the  13 1/2% Notes.  (Exhibit
          4.1)

  ****4.3 Indenture by and  among  MCC,
          Capital  III and Norwest Bank  Minnesota
          National  Association, relating  to  the
          14 1/4% Notes.

    *10.1 Investment Banking Agreement,
          dated as of January 17, 1990, by and among MCC, MCPI, Jeffrey A. Marcus and
          Goldman  Sachs (the "Investment  Banking
          Agreement"). (Exhibit 10.8)

    *10.2 Amendment to  the  Investment
          Banking Agreement, dated as of
          August 1, 1990. (Exhibit 10.9)


                                                              Sequentially
Exhibit                                                         Numbered
Number                                                            Page

 (1)10.12 Senior  Credit   Facility.
          (Exhibit 99.2)

****10.13 1995   Long-Term   Incentive    Plan (compensatory
          plan). (Exhibit 10.20)

  ++10.16 Form of Amendment  to  the
          Senior  Credit Facility,  dated  March
          14, 1997.  (Exhibit 10.16)

    10.17 Divestiture Transaction Agreement                       53

    12.1  Computation of Ratio of Earnings to Fixed Charges.      62

    21.1  Subsidiaries                                            63


*    Incorporated  by  reference to  the  exhibit  shown  in
     parenthesis   contained  in  the  Registrants'   Registration
     Statement on Form S-1 (File Nos. 33-67390 and 33-67390-01).

**   Incorporated  by  reference to  the  exhibit  shown  in
     parentheses   contained  in  the  Registrants'   Registration
     Statement on Form S-1 (File Nos. 33-74104 and 33-74104-01).

***  Incorporated  by  reference to  the  exhibit  shown  in
     parentheses   contained  in  the  Registrants'   Registration
     Statement on Form S-1 (File Nos. 33-81008, 33-81008-01 and 33-
     81008-02).

**** Incorporated  by  reference to  the  exhibit  shown  in
     parentheses   contained  in  the  Registrants'   Registration
     Statement on Form S-4 (File Nos. 33-93808 and 33-93808-01).

(1) Incorporated by reference to the exhibit shown in parentheses contained in Form 8-K dated August 31, 1995.

 + Incorporated by reference to the exhibit shown in parentheses contained in Form 10-K dated December 31, 1995.

++ Incorporated by reference to the exhibit shown in parentheses contained in Form 10-K dated December 31, 1996.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marcus Cable Company, L.P. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                              /s/KPMG Peat Marwick

Dallas, Texas
February 20, 1998, except for note 11,
  which is as of March 4, 1998


           MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

                   Consolidated Balance Sheets

                   December 31, 1997 and 1996

                         (in thousands)


                    Assets                        1997      1996
Current assets:
 Cash and cash equivalents                  $    1,607 $    6,034
 Accounts  receivable,
   net  of  allowance  of $1,904 in 1997
   and $1,900 in 1996                           23,935     17,043
 Prepaid expenses                                2,105      2,432
                                             ---------  ---------
         Total current assets                   27,647     25,509

Property and equipment, net (notes 2 and 3)    706,626    578,507

Other assets, net (notes 2 and 4)            1,016,195  1,083,534
                                             ---------  ---------
                                            $1,750,468 $1,687,550
                                             =========  =========


      Liabilities and Partners' Capital

Current liabilities:
 Current  maturities of long-term
   debt (note 6)                           $   68,288 $   41,819
 Accrued liabilities (note 5)                  60,805     49,405
 Accrued interest                               7,949     10,664
                                             ---------  ---------
        Total current liabilities             137,042    101,888

Long-term debt (note 6)                     1,533,645  1,396,652
Subsidiary limited partner
  interests (note 1)                             (246)      (246)
Partners' capital (note 7)                     80,027    189,256

Commitments and contingencies
  (notes 6, 7  and 10)
                                             ---------  ---------
                                           $1,750,468 $1,687,550
                                             =========  =========


See accompanying notes to consolidated financial statements.

           MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

              Consolidated Statements of Operations

          Years ended December 31, 1997, 1996 and 1995

                         (in thousands)

                                         1997     1996     1995
Revenues:
 Cable services                        $ 473,701 $ 432,172 $ 195,004
 Management fees (note 8)                  5,614     2,335     3,290
                                       --------- ---------  --------
        Total revenues                   479,315   434,507   198,294
                                       --------- ---------  --------

Operating expenses:
 Selling, service and system management  176,515   157,197    68,753
 General and administrative               72,351    73,017    33,271
 Depreciation and amortization           188,471   166,429    83,723
                                       --------- ---------  --------
        Total operating expenses         437,337   396,643   185,747
                                       --------- ---------  --------
        Operating income                  41,978    37,864    12,547
                                       --------- ---------  --------
Other (income) expense:
 Interest expense, net                   151,207   144,376    82,143
 Gain on sale of cable
    systems(note 2)                            -    (6,442)  (26,409)
 Other, net                                    -         -     1,234
                                       --------- ---------  --------
        Total other (income) expense     151,207   137,934    56,968
                                       --------- ---------  --------
        Loss before extraordinary item  (109,229) (100,070)  (44,421)
                                       --------- ---------  --------

Extraordinary  item - loss  on  early
  retirement of debt                           -         -    (8,395)
                                       --------- ---------  --------
        Net loss                       $(109,229)$(100,070)$ (52,816)
                                       ========= =========  ========

See accompanying notes to consolidated financial statements.

           MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

     Consolidated Statements of Partners' Capital (Deficit)

          Years ended December 31, 1997, 1996 and 1995

                         (in thousands)



                                              Class B
                                    General   Limited
                                    Partner  Partners    Total
Balance at December 31, 1994      $(21,290) $       -   $  (21,290)
 Excess of purchase price over
   carrying value of certain
   CALP assets acquired (note 2)         -    (14,183)     (14,183)
 Issuance of partnership units           -    385,000      385,000
 Syndication costs                       -     (7,385)      (7,385)
 Net loss                             (106)   (52,710)     (52,816)
                                  --------- ---------    ---------
Balance at December 31, 1995       (21,396)   310,722      289,326
 Net loss                             (200)   (99,870)    (100,070)
                                  --------- ---------    ---------
Balance at December 31, 1996       (21,596)   210,852      189,256
 Net loss                             (218)  (109,011)    (109,229)
                                  --------- ---------    ---------
Balance at December 31, 1997      $ 21,814) $ 101,841   $   80,027
                                  ========= =========    =========

See accompanying notes to consolidated financial statements.

           MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
          Years ended December 31, 1997, 1996 and 1995
                         (in thousands)

                                            1997       1996        1995
Cash flows from operating activities:
 Net loss                                $(109,229) $(100,070) $ (52,816)
 Adjustments to reconcile net loss to
    net cash provided by
    operating activities:
    Extraordinary item - loss on early
      retirement of debt                         -          -      8,395
    Gain on sale of assets                       -     (6,442)   (26,409)
    Depreciation and amortization          188,471    166,429     83,723
    Accretion of discount on notes          68,695     59,975     41,922
    Other non cash interest                  3,962      3,303      1,817
    Changes in operating assets and
     liabilities, net of effects
     of acquisitions:
      Accounts receivable                   (6,439)      (70)     (2,610)
      Prepaid expenses                          95      (574)       (474)
      Other assets                            (385)     (502)      1,721
      Accrued liabilities                    9,132    (3,063)     30,761
                                          --------   -------     -------
        Net cash provided by
          operating activities             154,302   118,986      86,030
                                          --------   -------     -------

Cash flows from investing activities:
 Acquisition of cable systems and
  franchises, net of cash acquired         (53,812)  (10,272) (1,455,718)
 Net proceeds from sale of assets                -    20,638      65,037
 Additions to property and equipment      (197,275) (110,639)    (42,219)
                                          --------   -------     -------
        Net cash used in investing
        activities                        (251,087) (100,273) (1,432,900)
                                          --------   -------     -------

Cash flows from financing activities:
 Proceeds from long-term debt              226,000    65,338   1,280,003
 Repayment of long-term debt              (131,359)  (95,052)   (245,000)
 Contributions by limited partners,
  net of syndication costs                       -         -     362,615
 Payment of debt issuance costs             (1,725)        -     (38,307)
 Payments on capital leases                   (558)     (374)       (360)
                                          --------   -------     -------
          Net cash provided by (used in)
            financing activities            92,358   (30,088)  1,358,951
                                          --------   -------     -------

Net(decrease)increase in cash and
   cash  equivalents                        (4,427)  (11,375)     12,081
Cash and cash equivalents at beginning
  of year                                    6,034    17,409       5,328
                                          --------   -------     -------
Cash and cash equivalents at end
  of year                                  $ 1,607   $ 6,034    $ 17,409
                                          ========   =======     =======

Supplemental disclosure of cash flow
  information - interest paid              $81,155   $83,473    $ 27,591
                                          ========   =======     =======
Non-cash investing activities - capital
  lease additions                          $   684   $   694    $  2,067
                                          ========   =======     =======

See accompanying notes to consolidated financial statements.

           MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

                   December 31, 1997 and 1996


(1)Summary of Significant Accounting Policies

   (a)General

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

   (b)Basis of Presentation

       The   consolidated   financial   statements   include   the
       accounts of MCC and its subsidiary partnerships and corporations. All significant intercompany accounts and
       transactions   have  been  eliminated  in   consolidation.
       Certain reclassifications have been made to prior years' consolidated balances to conform to the current year presentation.

   (c)Franchise Fees

       Local governmental authorities impose franchise fees on the cable television systems owned by the Company (the "Systems") ranging up to a federally mandated maximum of 5.0% of gross revenues. On a monthly basis, such fees are collected from the Systems' customers. Historically, franchise fees in certain of the Systems (i.e., the former Sammons Systems) were not separately itemized on customers' bills. Such fees were considered part of the monthly charge for basic services and equipment, and therefore  were  reported as revenue and  expense  in  the
       Company's  financial  results.   The  Company  began   the
       process of itemizing such fees on all customers' bills to conform with the collection of, and accounting for, franchise fees in the remaining Systems in November 1996 and completed the process during the first quarter of
       1997.   In conjunction with itemizing these charges, the
       Company began collecting the franchise fee on all taxable revenues. As a result, beginning in the first quarter of 1997, such fees are no longer included as revenue or as general and administrative expenses. The net effect of
       this   change   is   a  reduction  in  1997   revenue   of
       approximately $6,800,000 and a reduction of approximately
       $9,300,000 in 1997 general   and   administrative   expenses,
       versus the comparable period in 1996.

   (d)Cash Equivalents

       For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at inception to be
       cash  equivalents.   At December 31, 1997  and  1996,  the
       Company   had   cash   equivalents  of

       $10,944,000   and
       $6,233,000, respectively, consisting of certificates of deposit and money market funds. A book overdraft of approximately $9,300,000 existed at December 31, 1997.

   (e)Property and Equipment

       Property and equipment are recorded at cost, including all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the cost of new customer
       installations.   Maintenance and repairs  are  charged  to
       expense   as  incurred  and  equipment  replacements   and
       betterments are capitalized.

       Property and equipment are depreciated using the straight-line method based on estimated useful lives as follows:
       buildings,   15   years;  cable  systems,  which   include
       converters, headends, distribution systems and microwave equipment, 3 to 10 years; and vehicles and other, 3 to 10 years.

   (f)Other Assets

       Franchise rights and going concern value of acquired cable systems are amortized on a straight-line basis over
       ten   to   fifteen  years.   The  cost  of  noncompetition
       agreements is amortized using the straight-line method over the periods of the respective agreements. Deferred debt issuance costs are amortized to interest expense using the interest method over the term of the related debt.

       The Company assesses the recoverability of its intangible assets as well as the related amortization lives by determining whether the carrying value of the intangible assets can be recovered over the remaining lives through projected undiscounted future cash flows. To the extent that such projections indicate that undiscounted future cash flows are not expected to be adequate to recover the carrying amounts of the related intangible assets, such carrying amounts are adjusted for impairment to a level
       commensurate  with  the  estimated  fair  value   of   the
       underlying assets.

   (g)Revenues

       Revenues from basic and premium service are recognized when the service is provided.

       Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable television system.

       Management fee revenues are recognized concurrently with the recognition of revenues by the managed cable system, or as a specified monthly amount as stipulated in the management agreement. Incentive management fee revenue is recognized upon performance of specified actions as stipulated in the management agreement.

   (h)Income Taxes

       The Company has not provided for federal income taxes since such taxes are the responsibility of the individual
       partners.   The  Company's  subsidiary  corporations   are
       subject   to  federal  income  tax  but  either  have   no
       operations or have experienced net losses and, therefore, had no taxable income since their inception.

   (i)Subsidiary Limited Partner Interests

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

   (j)Derivative Financial Instruments and Fair Value

       The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Any derivative financial instruments are used to manage well-defined interest rate risk related to the Company's outstanding debt.

       As   interest  rates  change  under  interest   rate   swap
       agreements,  the differential to be paid  or  received  is
       recognized  as  an  adjustment to interest  expense.   The
       Company  is  not  exposed to credit loss as  its  interest
       rate   swap   agreements   are   with   certain   of   the
       participating  banks  under the  Company's  Senior  Credit
       Facility.   The  carrying  value  of  the  interest   rate
       agreements   approximates  fair   value   due   to   their
       maturities.

       The   carrying   amounts  of  cash  equivalents,   accounts
       receivable  and accrued operating liabilities reported  in
       the   accompanying   consolidated   financial   statements
       approximate fair value due to their short maturities. The fair value of long-term debt was $1,700,259,000 and
       $1,511,233,000   at   December   31,   1997   and    1996,
       respectively, based on quoted market prices for the publicly held debt. The carrying amount of the Senior
       Credit   Facility   approximates   fair   value   as   the
       outstanding borrowings bear interest at market rates.

   (k)Disclosure of Certain Significant Risks and Uncertainties

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

   (l)Impairment  of Long-Lived Assets and Long-Lived  Assets  to
       Be Disposed Of

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

(2)Acquisitions and Dispositions

   On July 1, 1997, the Company purchased cable television systems located near Dallas-Fort Worth, Texas for an aggregate purchase price of $34,500,000. On December 1, the Company completed an exchange of cable television systems in Wisconsin and Indiana. According to terms of the exchange agreement, in addition to the contribution of its systems, the Company paid $17,807,000.

   On  January  11, 1996, the Company completed the  purchase  of a cable  television system in Texas for $875,000.  On  July  8,
   1996,  the  Company  acquired  a cable  television  system   in
   Mississippi for an aggregate purchase price of $2,600,000. On July 31, 1996, the Company acquired a cable television system in Indiana for a purchase price of $6,700,000.

   On January 18, 1995, the Company acquired cable television systems in Wisconsin and Minnesota owned and operated by Crown Media, Inc. ("Crown"), and Cencom of Alabama, L.P. ("CALP") limited partner units held by Crown, for an aggregate purchase price of $331,717,000. On August 31, 1995, the Company acquired all remaining CALP ordinary limited partner interests held by outside parties in exchange for convertible preference units of MCC with a $15,000,000 distribution preference and caused the redemption of all outstanding CALP special limited partnership interests and the retirement of all outstanding bank indebtedness of CALP for $138,280,000 in cash. On November 1, 1995, the Company acquired certain cable television systems owned and operated by Sammons Communications, Inc. ("Sammons") for a purchase price of $961,701,000 plus direct acquisition costs of $31,187,000 and less assumed liabilities of $4,524,000. Other miscellaneous acquisitions of cable television systems were also completed in 1995 for $2,357,000.

   The acquisitions discussed above were accounted for as purchases and, accordingly, the purchase prices were allocated to tangible and intangible assets based on estimated fair market values at the dates of acquisition. Fair market values were determined using independent appraisers, or in the case of the smaller acquisitions, estimated based on previous acquisitions. The cable system exchange discussed above was accounted for as a nonmonetary exchange and, accordingly, the additional cash  contribution
   was allocated to tangible and intangible assets based on recorded amounts of the nonmonetary assets relinquished. Operating results of the acquired companies and systems are included in the accompanying financial statements from the dates of acquisition and exchange except for operating results of Crown, which are included from January 1, 1995. In connection with the acquisitions and exchange, the Company also assumed responsibility for settling outstanding receivables and payables of the cable television systems acquired. Net assets acquired as a result of the exchange and acquisitions are summarized as follows (in thousands):

                                          1997    1996    1995
      Working capital deficit           $     - $     - $  (15,900)
      Property and equipment             26,310   5,004    485,410
      Franchise rights                   27,002   4,861    959,651
      Going concern value                     -       -     33,055
      Noncompetition agreements           1,000     383     12,160
      Other (liabilities) assets           (500)     24      1,342
                                         ------  ------  ---------
           Total purchase price (1995
           includes $5,000 from escrow
           paid in 1994)                $53,812 $10,272 $1,475,718
                                         ======  ======  =========

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

   On October 11, 1996, the Company sold the cable television systems operating in Washington for cash of $20,638,000, net of selling costs. The sale resulted in a gain of $6,442,000.

   On  June  30,  1995,  the Company sold  the  cable  television systems operating in and around San Angelo, Texas to TeleService Corporation of America for cash of $65,037,000, net of selling costs. The sale resulted in a gain of $26,409,000. Net proceeds from the sale were used to retire outstanding borrowings under Operating's then existing senior credit facility.

   Unaudited pro forma financial information for the years  ended
   December  31,  1997 and 1996 as though the   acquisitions  and
   dispositions discussed above had occurred at January  1,  1996 follows (in thousands):

                                                1997       1996
        Revenues                              $484,673   $437,746
        Operating income                        40,945     39,950
        Net loss                              (110,263)   (97,983)


   The pro forma financial information has been prepared for comparative purposes only and does not purport to indicate the results of operations which would actually have occurred had the acquisitions, dispositions and exchange been made at the beginning of the period indicated, or which may occur in the future.


 (3)    Property and Equipment

   Property  and equipment consists of the following at  December
   31, 1997 and 1996 (in thousands):

                                                1997     1996
        Cable systems                         $ 878,721 $ 670,829
        Vehicles and other                       37,943    26,008
        Land and buildings                       17,271    13,256
                                               --------  --------
                                                933,935   710,093
        Accumulated depreciation               (227,309) (131,586)
                                               --------  --------
                                              $ 706,626 $ 578,507
                                               ========  ========

 (4)    Other Assets

   Other  assets  consist of the following at December  31,  1997 and 1996 (in thousands):


                                                1997        1996
        Franchise rights                      $1,209,725 $1,175,009
        Debt issuance costs                       45,225     43,500
        Going concern value of acquired
          cable systems                           37,274     45,969
        Noncompetition agreements                 25,914     31,914
        Other                                      1,090      1,069
                                               ---------  ---------
                                               1,319,228  1,297,461
        Accumulated amortization                (303,033)  (213,927)
                                               ---------  ---------
                                              $1,016,195 $1,083,534
                                               =========  =========

   Effective   December   31,  1997,  the   Company   wrote   off
   approximately  $7,000,000  and  $175,000  of  fully  amortized
   noncompetition    agreements    and    other costs,
   respectively.

(5)Accrued Liabilities

   Accrued liabilities consist of the following at December 31, 1997 and 1996 (in thousands):

                                                1997    1996
   Accrued operating expenses               $ 27,923  $ 20,377
   Accrued franchise fees                     10,131     9,429
   Accrued programming costs                   9,704     8,301
   Accrued property taxes                      5,125     3,830
   Other accrued liabilities                   5,726     4,630
   Accrued acquisition costs                   2,196     2,838
                                            --------  --------
                                            $ 60,805  $ 49,405
                                            ========  ========

(6)Long-term Debt

   The Company has outstanding borrowings on long-term debt arrangements at December 31, 1997 and 1996 as follows (in thousands):

                                                1997     1996
     Senior Credit Facility                $  949,750  $  855,000
     13 1/2% Senior Subordinated
       Discount Notes                         336,304     295,119
     14 1/4% Senior Discount Notes            213,372     185,862
     11 7/8% Senior Debentures                100,000     100,000
     Capital leases and other notes             2,507       2,490
                                            ---------   ---------
                                            1,601,933   1,438,471
     Less current maturities                   68,288      41,819
                                            ---------   ---------
                                           $1,533,645  $1,396,652
                                            =========   =========

   On August 31, 1995, the Company entered into the Senior Credit Facility, which provides for two term loan facilities, one of which is in the principal amount of $490,000,000 and matures on December 31, 2002 ("Tranche A") and the other of which is in the principal amount of $300,000,000 and matures on April 30, 2004 ("Tranche B"). The Senior Credit Facility, as amended on March 14, 1997, provides for scheduled amortization of the two term loan facilities which began in September 1997. The Senior Credit Facility also provides for a $360,000,000 Revolving Credit Facility, with a maturity date of December 31, 2002. At December 31, 1997, there were borrowings of $748,750,000 under the two term loan facilities and $201,000,000 under the Revolving Credit Facility. Amounts outstanding under the Senior Credit Facility bear interest at either the i) Eurodollar rate, ii) prime rate or
   iii) CD base rate or Federal Funds rate, plus a margin of up to 2.25% subject to certain adjustments based on the ratio of Operating's total debt to annualized operating cash flow, as defined. At December 31, 1997, borrowings under the Senior Credit Facility bore interest at rates ranging from 5.97% to 8.00% under the Eurodollar and prime rate options. The Senior Credit Facility, among other things, provides for (i) a pledge by Operating of all partnership interests  in  the
   subsidiary operating partnerships and (ii) a pledge by Operating of intercompany notes payable to it by the subsidiary operating partnerships. All borrowings outstanding under the Senior Credit Facility are guaranteed by MCC on an unsecured basis. The Company pays a commitment fee of 0.250% to 0.375% on the unused commitment under the Senior Credit Facility. Commitment fees on the unused portion of credit facilities amounted to $944,000, $866,000 and $788,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

   On  June  9,  1995, MCC issued $299,228,000 of 14 1/4%  Senior
   Discount Notes due December 15, 2005 (the "14 1/4% Notes") for net proceeds of $150,003,000. The 14 1/4% Notes are unsecured and rank pari passu to the 11 7/8% Debentures (defined below). The 14 1/4% Notes are redeemable at the option of MCC at amounts decreasing from 107% to 100% of par beginning on June 15, 2000. No interest is payable until December 15, 2000. Thereafter interest is payable semi annually until maturity. The discount on the 14 1/4% Notes is being accreted using the interest method. The unamortized discount was $85,856,000 and $113,366,000 at December 31,
   1997 and 1996, respectively. Proceeds from the 14 1/4% Notes were used to retire outstanding borrowings under Operating's then existing senior credit facility.

   On July 29, 1994, the Company, through Operating, issued $413,461,000 face amount of 13 1/2% Senior Subordinated Discount Notes due August 1, 2004 (the "13 1/2% Notes") for net proceeds of approximately $215,000,000. The 13 1/2% Notes are unsecured, are guaranteed by MCC and are redeemable, at the option of Operating, at amounts decreasing from 105% to 100% of par beginning on August 1, 1999. No interest is payable on the 13 1/2% Notes until February 1, 2000. Thereafter, interest is payable semiannually until maturity. The discount on the 13 1/2% Notes is being accreted using the interest method. The unamortized discount was $77,157,000 and $118,342,000 at December 31, 1997 and
   1996, respectively. Proceeds from the 13 1/2% Notes were used to retire outstanding borrowings under the Company's then  existing  senior credit facility and to  fund  the  1994 acquisitions.

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

   To reduce the impact of changes in interest rates on its floating rate long-term debt, the Company has entered into certain interest rate swap agreements with certain of the participating banks under the Senior Credit Facility. At December 31, 1997, interest rate swap agreements covering a notional balance of $400,000,000 were outstanding which require the Company to pay fixed rates ranging from 5.75% to 5.77%, plus the applicable interest rate margin. These agreements mature during 1998 and 1999, and allow for the optional extension by the counterparty for additional periods and certain of the agreements provide for the automatic termination in the event that one month LIBOR exceeds 6.75% on any monthly reset date. The Company has also entered into an interest rate swap agreement covering an aggregate notional principal amount of $100,000,000 which matures in the year 2000 whereby the Company receives one month LIBOR plus 0.07% and is required to pay the higher of one month LIBOR at either the beginning or end of the interest period, plus the applicable interest rate margin.

   As interest rates change under the interest rate swap agreements, the differential to be paid or received is recognized as an adjustment to interest expense. During the year ended December 31, 1997, the Company recognized additional expenses under its interest rate swap agreements of $322,000. During the year ended December 31, 1996, the Company recognized benefits of $130,000 under its interest rate swap agreements.

   A  summary of the future maturities of long-term debt  follows
   (in thousands):

            1998                       $   68,288
            1999                           78,372
            2000                           89,591
            2001                          156,255
            2002                          463,500
            Thereafter                    745,927
                                       ----------
                                       $1,601,933
                                       ==========

(7)Partners' Capital

   (a)Classes of Partnership Interests

       The    MCC    partnership   agreement   (the   "partnership
       agreement") requires the dissolution of the Partnership no later than December 31, 2005, unless extended on an annual basis by the affirmative vote of holders of 51% or more of the outstanding Class B Units and the written consent of the General Partner. Class B Units consist of General Partner Units ("GP Units") and Limited Partner Units ("LP Units"). GP Units include GP Profits Units, DCA Class B Units and Class B Units, and LP Units consist of Class B LP Units. To the extent that GP

       Units  have
       the right to vote, GP Units vote as Class B Units together with Class B LP Units. Voting rights of Class B LP Units are limited to items specified under the partnership agreement including, but not limited to, certain amendments to the partnership agreement, the issuance of additional GP Profits Units or Class B LP Units, dissolution of the Partnership or removal of the General Partner. At December 31, 1997, 294,937.67 Class B LP Units and 18,848.19 GP Units were outstanding.

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

       The partnership agreement permits the General Partner, at its sole discretion, to issue up to 31,517 Employee Units
       (classified   as   Class  B  Units)  to  key   individuals
       providing services to the Company. Employee Units are not entitled to distributions until such time as all
       units   have  received certain distributions as calculated
       under   provisions  of  the  partnership  agreement.    At
       December   31,  1997  and  1996,  28,033.20  and  27,758.2
       Employee Units, respectively, were outstanding with a subordinated threshold ranging from $1,600 to $1,750 per unit.

   (b)Redemption Rights

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

   (c)Allocation of Income and Loss to Partners

       Income and loss are allocated in accordance with the partnership agreement. Generally, income is allocated as follows:

       (1)First, among the partners whose unreturned capital contributions exceed their capital accounts in proportion to such excesses until each partner's capital account equals such partner's unreturned capital contributions;

       (2)Next,  to  the  holders of Class B Units  in  the  same
           proportions,   and   in   the   same    amounts,    as
           distributions are or would be made as discussed below; and

       (3)Finally,   to   the  holders  of  Class  B   Units   in
           accordance with their Class B percentage interests.

      Generally, losses are allocated as follows:

       (1)If any of the partners have capital accounts that exceed their unreturned capital contributions, among the partners whose capital accounts exceed their unreturned capital contributions in proportion to such excesses until each such partner's capital account equals its unreturned capital contribution; and

       (2)Next,  to  the  holders of Class B Units in  accordance
           with    their    unreturned    capital    contribution
           percentages.

       The General Partner is allocated a minimum of .2% to 1% of income or loss at all times, depending on the level of capital contributions made by the partners.


   (d)Distributions

       The amount of distributions is at the discretion of the General Partner, subject to the restrictions in the 14 1/4% Notes, 11 7/8% Debentures, 13 1/2% Notes and Senior Credit Facility (see note 6). The manner of distribution is as follows:

       (1)First, to each partner in an amount sufficient to pay income taxes on net taxable income allocated to each partner;

       (2)Next, to the holders of Convertible Preference Units in accordance with their unpaid preference amount
           (currently $15,000,000) until each partner's unpaid preference amount is reduced to zero;

       (3)Next,  to  the  holders of Class B Units in  accordance
           with    their    unreturned    capital    contribution
           percentages until each partner's unreturned capital contribution is reduced to zero;

       (4)Next, to the holders of Class B Units (exclusive of all or certain Employee Units), in accordance with their Class B percentage interests until a defined threshold has been met.

       (5)Finally,   to   the  holders  of  Class  B   Units   in
           accordance with the Class B percentage interests.

   (e)Capital Contributions

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

   (f)Issuance of Partnership Units

       During the year ended December 31, 1995, MCC issued Class B LP Units for cash of $362,615,000, net of equity syndication fees of $7,385,000 paid to certain limited
       partners,   and  Convertible  Preference  Units   with   a
       distribution preference of $15,000,000 to partially fund the purchases of Sammons, CALP and Crown.

(8)  Related Party Transactions

   Affiliates of Goldman Sachs own limited partnership interests in MCC. Maryland Cable, which is controlled by an affiliate of Goldman Sachs, owned the Maryland Cable System which served customers in and around Prince Georges County, Maryland. Operating managed the Maryland Cable Systems under the Maryland Cable Agreement, which was entered into in
   September of 1994. Operating earned a management fee, payable monthly, equal to 4.7% of the revenues of Maryland Cable, and was reimbursed for certain expenses.

   Effective January 31, 1997, the Maryland Cable System was sold to Jones Communications of Maryland, Inc. Pursuant to the Maryland Cable Agreement, Operating recognized incentive management fees of $5,069,000 during 1997 in conjunction with the sale. Additional incentive management fees may be recognized upon dissolution of Maryland Cable, which is anticipated to occur during 1998. There is no assurance that any of such fees will be realized. Although Operating is no longer involved in the active management of those cable television systems, Operating has entered into an agreement with Maryland Cable to oversee the activities, if any, of Maryland Cable through the liquidation of the partnership. Pursuant to such agreement, Operating will earn a nominal monthly fee. Including the incentive management fees noted above, during the years ended December 31, 1997 and 1996, Operating earned total management fees of $5,614,000 and $2,335,000, respectively.

   In   connection  with  the  acquisitions  in  1995,  fees   of
   $5,250,000  were  paid  to Marcus Cable Properties, Inc.
   for  services  directly related  to the Sammons and Crown
   acquisitions.  In  addition, strategic  advisory fees of
   $18,309,000 were paid  to  certain limited  partners  in  connection
   with  the  acquisition   of Sammons  in  1995.  The fees were
   capitalized as part of the cost of acquiring the cable television systems.

   On September 1, 1994, the Company acquired from Crown the general partner interest in CALP, the management contract pursuant to which the Company provided management services to CALP, and accrued and unpaid management fees, for total cash consideration of $2,878,000. Management fees earned by the Company under the management contract during the year ended December 31, 1995 were $1,082,000.

(9)Employee Benefit Plan

   The Company sponsors a 401(k) plan for its employees whereby employees that qualify for participation under the plan can contribute up to 15% of their salary, on a before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matches participant contributions  up  to  a  maximum of  2%  of  a  participant's salary. For the years ended December 31, 1997, 1996 and 1995, the Company made contributions to the plan of approximately $761,000, $480,000 and $247,000, respectively.

(10)    Commitments and Contingencies

   The Company rents pole space from various companies under agreements which are generally cancelable on short notice and leases office space for system and corporate offices. Lease and rental costs charged to expense for the years ended December 31, 1997, 1996 and 1995 were approximately $7,544,000, $6,775,000 and $3,093,000, respectively.

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

   On February 1, 1996 Congress passed S.652, "The Telecommunications Act of 1996" (the "Act"), which was subsequently signed into law on February 8, 1996. This law altered federal, state and local laws and regulations for telecommunications providers and services, including the Company. There are numerous rulemakings to be undertaken by the FCC which will interpret and implement the Act. It is not possible at this time to predict the outcome of such rulemakings. Several aspects of the Act impact cable television, including the elimination of regulation of the cable programming service tier as of March 31, 1999.

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

(11)    Subsequent Events

   On March 3, 1998, the Company announced that it has retained Goldman Sachs to advise the Company as it explores various strategic alternatives involving the ownership of the Company. Several alternatives are being reviewed, however, no decision has been made and the outcome of the Company's review cannot be predicted at this time.

   On  March  4,  1998,  the Company entered  into  a  definitive agreement with TMC Holdings, Inc. to sell cable television assets located in Connecticut and Virginia for a sales price
   of    approximately   $150,000,000.    The    systems    serve
   approximately  46,000  customers  and  17,000   customers   in
   Connecticut  and Virginia, respectively.  The  transaction  is
   subject  to  regulatory  approval  and  is  expected   to   be
   finalized during the third quarter of 1998.

(12)    Financial Information

   The  following  schedules  present  balance  sheet  and  statement   of
   operations information of the Company as of and for the year ended December 31, 1997:

                                   MARCUS CABLE COMPANY, L.P.  AND SUBSIDIARIES

                                Consolidating Schedule - Balance Sheet Information

                                                 As of December 31, 1997
                                                     (unaudited)
                                                    (in thousands)

                                                         ASSETS


                              Combined
                              Operating Capital             Elimin-     Operating           Capital            Elimin-
                             Partnership  II   Operating    ations    Consolidated Capital    III    Company    ations    Company
Current assets:
   Cash and cash equivalents     8,695      1    (7,902)          0          794        1        1       811         0      1,607
   Accounts receivable, net    132,337      0    80,756    (189,158)      23,935        0        0         0         0     23,935
   Prepaid expenses              1,692      0       413           0        2,105        0        0         0         0      2,105
                            ----------  -----  --------  ----------   ----------   ------   ------   -------  --------  ---------
      Total current assets     142,724      1    73,267    (189,158)      26,834        1        1       811         0     27,647

Property and equipment, net    699,518      0     7,108           0      706,626        0        0         0         0    706,626
Other assets, net            1,016,966      0 1,621,662  (1,599,185)   1,039,443        0        0     8,464   (31,712) 1,016,195
Investment in subsidiaries           0      0    80,054     (80,054)         ---        0        0   412,353  (412,353)       ---
                            ----------  ----- ---------  ----------   ----------   ------   ------   -------  --------  ---------
      Total assets           1,859,208      1 1,782,091  (1,868,397)   1,772,903        1        1   421,628  (444,065) 1,750,468
                            ==========  ===== =========  ==========   ==========   ======   ======   =======  ========  =========





Current liabilities:
   Current maturities of
     long-term debt                194      0    68,094           0       68,288        0        0         0         0     68,288
   Accrued liabilities         173,379      0    76,947    (183,045)      67,281        0        0    25,236   (31,712)    60,805
   Accrued interest              7,925      0     4,956      (7,925)       4,956        0        0     2,993         0      7,949
                            ----------  ----- ---------  ----------   ----------   ------   ------   -------   -------- ---------
      Total current
        liabilities            181,498      0   149,997    (190,970)     140,525        0        0    28,229   (31,712)   137,042

Long-term debt               1,597,657      0 1,219,989  (1,597,373)   1,220,273        0        0   313,372         0  1,533,645
Subsidiary limited partner
  interest                           0      0      (246)          0         (246)       0        0         0         0       (246)
Partners' capital               80,053      1   412,351     (80,054)     412,351        1        1    80,027  (412,353)    80,027
                            ----------  ----- ---------  ----------   ----------   ------   ------   -------   -------- ---------
      Total liabilities and
        parterns' capital    1,859,208      1 1,782,091  (1,868,397)   1,772,903        1        1   421,628  (444,065) 1,750,468
                            ==========  ===== =========  ==========   ==========   ======   ======   =======   ======== =========


                                 MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

                           Consolidating Schedule - Statement of Operations Information

                                For the twelve months ended December 31, 1997
                                                    (unaudited)
                                                   (in thousands)



                                    Combined                                 Operating
                                    Operating    Capital             Elimin-  Consol-          Capital           Elimin-
                                   Partnerships     II   Operating   ations   idated   Capital   III       MCC    ations  Company
Revenues:
  Cable services                      473,701       ---        ---      ---   473,701      ---    ---      ---     ---   473,701
  Management fees                         ---       ---      5,614      ---     5,614      ---    ---      ---     ---     5,614
                                    ---------    ------  ---------   ------  --------  -------  -----    -----   -----   -------
           Total revenues             473,701       ---      5,614      ---   479,315      ---    ---      ---     ---   479,315
                                    ---------    ------  ---------   ------  --------  -------  -----    -----   -----   -------
Operating expenses:
  Selling, service and
     system management                174,173       ---      2,342      ---   176,515      ---    ---      ---     ---   176,515
  General and administrative           58,127       ---     14,224      ---    72,351      ---    ---      ---     ---    72,351
  Allocated corporate costs            11,552       ---    (11,552)     ---       ---      ---    ---      ---     ---       ---
  Depreciation and amortization       187,105       ---      1,366      ---   188,471      ---    ---      ---     ---   188,471
                                    ---------    ------  ---------   ------  --------  -------  -----    -----   -----   -------
           Total operating expenses   430,957       ---      6,380      ---   437,337      ---    ---      ---     ---   437,337
                                    ---------    ------  ---------   ------  --------  -------  -----    -----   -----   -------
           Operating income (loss)     42,744       ---       (766)     ---    41,978      ---    ---      ---     ---    41,978

Other (income) expense:
  Interest (income) expense, net      152,264       ---    (41,438)     ---   110,826      ---    ---   40,381     ---   151,207
  Equity earnings (loss)
    of subsidiaries                       ---       ---    109,520 (109,520)      ---      ---    ---   68,848 (68,848)      ---
                                    ---------    ------  ---------   ------  --------  -------  -----   ------  ------   -------
           Total other
              (income) expense        152,264       ---     68,082 (109,520)  110,826      ---    ---  109,229 (68,848)  151,207
                                    ---------    ------  ---------   ------  --------  -------  -----   ------  ------   -------
           Net loss                  (109,520)      ---    (68,848) 109,520   (68,848)     ---    --- (109,229) 68,848  (109,229)
                                    =========    ======  =========   ======  ========  =======  =====   ======  ======   ========

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 MARCUS CABLE COMPANY, L.P.
                 (Registrant)

                 By: Marcus  Cable  Properties,  L.P.,its general partner,

                     By: Marcus Cable Properties, Inc., its general partner,

March 30, 1998            By: /s/ Jeffrey A. Marcus
                              Jeffrey A. Marcus
                         Its: President and Chief Executive Officer

                          By: /s/ Thomas P. McMillin
                              Thomas P. McMillin
                         Its: Executive Vice President and
                              Chief Financial Officer


                          By: /s/ John P. Klingstedt, Jr.
                              John P. Klingstedt, Jr.
                         Its: Senior Vice President and Controller


                   MARCUS CABLE OPERATING COMPANY, L.P.
                   (Registrant)

                   By: Marcus Cable Company, L.P., its general partner,

                       By:  Marcus Cable Properties, L.P., its general partner,

                         By: Marcus Cable Properties, Inc., its general partner,

March 30, 1998                   By: /s/ Jeffrey A. Marcus
                                     Jeffrey A. Marcus
                                Its: President and Chief Executive Officer


                                 By: /s/ Thomas P. McMillin
                                     Thomas P. McMillin
                                Its: Executive Vice President and
                                     Chief Financial Officer


                                 By: /s/ John P. Klingstedt, Jr.
                                     John P. Klingstedt, Jr.
                                Its: Senior Vice President and Controller

                         MARCUS CABLE CAPITAL CORPORATION
                         (Registrant)

March 30, 1998                  By: /s/ Jeffrey A. Marcus
                                    Jeffrey A. Marcus
                               Its: President  and  Chief  Executive Officer


                                By: /s/ Thomas P. McMillin
                                    Thomas P. McMillin
                               Its: Executive Vice President and
                                    Chief Financial Officer


                                By: /s/ John P. Klingstedt, Jr.
                                    John P. Klingstedt, Jr.
                               Its: Senior Vice President and Controller


                         MARCUS CABLE CAPITAL CORPORATION II
                         (Registrant)

March 30, 1998                  By: /s/ Jeffrey A. Marcus
                                    Jeffrey A. Marcus
                               Its: President and Chief Executive Officer


                                By: /s/ Thomas P. McMillin
                                    Thomas P. McMillin
                               Its: Executive Vice President and
                                    Chief Financial Officer


                                By: /s/ John P. Klingstedt, Jr.
                                    John P. Klingstedt, Jr.
                               Its: Senior Vice President and Controller


                         MARCUS CABLE CAPITAL CORPORATION III
                         (Registrant)

March 30, 1998                  By: /s/ Jeffrey A. Marcus
                                    Jeffrey A. Marcus
                               Its: President and  Chief  Executive Officer


                                By: /s/ Thomas P. McMillin
                                    Thomas P. McMillin
                               Its: Executive Vice President and
                                    Chief Financial Officer


                                By: /s/ John P. Klingstedt, Jr.
                                    John P. Klingstedt, Jr.
                               Its: Senior Vice President and Controller

                              Exhibit 10.17

                         January 19, 1998


Mr. Jeffrey A. Marcus
Marcus Cable Company, L.P.
2911 Turtle Creek Boulevard
Suite 1300
Dallas, Texas  75219


Dear Jeff:


          In recognition of your contribution to the success of Marcus Cable Company, L.P. (the "Company") over the past seven and one-half years and for your efforts in connection with a successful completion of a Divestiture Transaction (as defined below), we hereby agree that upon consummation of a Divestiture Transaction, the Company will pay you a fee of $10,000,000.

          As used herein, the term "Divestiture Transaction" means a transaction or series of transactions as a result of which one or more persons directly or indirectly acquire, by purchase, merger, consolidation or otherwise, (i) a majority of the assets of the Company and its subsidiaries on a consolidated basis or (ii) a majority of the limited partner interests in the Company.

          Notwithstanding the foregoing, you will only be entitled receive the foregoing fee if an agreement is entered into with respect to a Divestiture Transaction within 24 months after the date of this letter agreement.

          We are grateful for all that you have done in the operation of the Company and the enhancement of value thereof.

                              Sincerely,

                              THE GOLDMAN SACHS GROUP, L.P.
                              BROAD STREET YIELD CORPORATION
                              BROAD STREET INVESTMENT FUND I, L.P.
                              BROAD STREET EMPIRE CORPORATION
                              BROAD STREET ACQUISITION CORPORATION
                              BROAD STREET EXPLORATION CORPORATION
                              BROAD STREET INCOME CORPORATION
                              BROAD STREET VALUE CORPORATION
                              BROAD STREET INVESTMENT FUND, L.P.
                              BROAD STREET ADVANCEMENT
                                   CORPORATION
                              BROAD STREET STRATEGIC CORPORATION
                              BROAD STREET FUNDING CORPORATION
                              BROAD STREET INVESTMENT
                                   CORPORATION I
                              BROAD STREET INVESTMENT
                                   CORPORATION II
                              STONE STREET FUND 1990, L.P.
                              STONE STREET FUND 1991, L.P.
                              STONE STREET FUND 1992, L.P.
                              STONE STREET FUND 1994, L.P.
                              STONE STREET FUND 1995, L.P.
                              STONE STREET 1995 MARCUS HOLDING,INC.
                              GS CAPITAL PARTNERS II OFFSHORE, L.P.
                              GS CAPITAL PARTNERS II OFFSHORE
                                   MARCUS HOLDING I, L.P.
                              GS CAPITAL PARTNERS II GERMANY
                                   MARCUS HOLDING I, L.P.
                              GS CAPITAL PARTNERS II, L.P.
                              GS CAPITAL PARTNERS II MARCUS
                                   HOLDING I, L.P.
                              BRIDGE STREET FUND 1990, L.P.
                              BRIDGE STREET FUND 1991, L.P.
                              BRIDGE STREET FUND 1992, L.P.
                              BRIDGE STREET FUND 1994, L.P.
                              BRIDGE STREET FUND 1995, L.P.
                              PARTICIPATION SUBSIDIARY CORP. II

                              On Behalf of Each of the Foregoing
Entities:



                               --------------------------------
                                   Name:
                                   Title:    Authorized Officer
                                             of Foregoing
                                             Entities or Their
                                             Direct or Indirect
                                             General Partners

                              HICKS, MUSE, TATE & FURST EQUITY
                                   FUND II, L.P.
                              HM2 CABLE, L.P.

                              On Behalf of Each of the Foregoing
Entities:



                             By:________________________________
                                  Name:
                                   Title:



                              FS EQUITY PARTNERS III, L.P.
                              MCC INTERNATIONAL HOLDINGS, LTD.

                              On Behalf of Each of the Foregoing
Entities:



                             By:________________________________
                                   Name:
                                   Title:



                              WPG CORPORATE DEVELOPMENT
                                   ASSOCIATES IV, L.P.
                              WPG HOLDING, INC.
                              LION INVESTMENTS LIMITED
                              GLENBROOK PARTNERS, L.P.
                              FIRST UNION CAPITAL PARTNERS, L.P.

                              On Behalf of Each of the Foregoing
Entities:



                             By:________________________________
                                   Name:
                                   Title:

                              GREENWICH STREET CAPITAL PARTNERS,
L.P.
                              TRV EMPLOYEES FUND, L.P.
                              GSCP OFFSHORE HOLDINGS, INC.
                              THE TRAVELERS INSURANCE COMPANY
                              THE TRAVELERS LIFE AND ANNUITY
                                   COMPANY

                              On Behalf of Each of the Foregoing
Entities:



                             By:________________________________
                                   Name:
                                   Title:



                              STATE OF WISCONSIN INVESTMENT BOARD




                                   Name:
                                   Title:

                                                     Exhibit 12.1


                                  COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                   (IN THOUSANDS)

                                               Year Ended December 31,

                                 1997        1996        1995        1994        1993

Net loss                    $ (109,229) $ (100,070) $  (52,816) $  (30,610) $   (9,643)
Add:
    Fixed charges per (b)
      below                    151,207     144,681      82,911      29,346      16,847
                            ----------   ---------   ---------   ---------   ---------
Earnings for computation
    purposes (a)            $   41,978  $   44,611  $   30,095 $   (1,264)  $    7,204
                            ==========   =========   =========   =========   =========
Fixed Charges:
    Interest Costs          $  147,244  $  141,380  $   81,094  $   27,699 $   12,912
    Amortization of Debt
      issue costs                3,963      3,301       1,817          406         531
    Preference Returns             ---        ---         ---        1,241       3,404
                            ----------   ---------   ---------   ---------   ---------

Total Fixed Charges (b)     $  151,207  $  144,681  $   82,911  $   29,346  $   16,847
                            ==========   =========   =========   =========   =========

Ratio of earnings to
    fixed charges (a)/(b)   $      ---  $      ---  $      ---  $      ---  $      ---
                            ==========   =========   =========   =========   =========
Deficiency of earnings
    to cover fixed charges  $ (109,229) $ (100,070) $  (52,816) $  (30,610) $   (9,643)
                            ==========   =========   =========   =========   =========

                              Exhibit 21.1


SUBSIDIARIES OF MCC



     Listed below are the names of certain subsidiaries, at least 50% owned, directly or indirectly, of MCC as of December 31, 1997.
Indented subsidiaries are direct subsidiaries of the company under which they are indented.

                                                  Percentage
                                                   Owned by          State of
                                                    Parent           Formation
Marcus Cable Company, L.P. (Registrant):                             Delaware

     Marcus Cable Capital Corporation                100.0%          Delaware

     Marcus Cable Capital Corporation III            100.0%          Delaware

     Marcus Cable Operating Company, L.P.             99.8%          Delaware

          Marcus Fiberlink, L.L.C.                    99.0%          Delaware

          Marcus Cable Capital Corporation II        100.0%          Delaware

          Marcus Cable Associates, L.P.               99.8%          Delaware

          Marcus Cable Partners, L.P.                 99.6%          Delaware

               Marcus Cable, Inc.                    100.0%          Delaware

          Marcus Cable of Alabama, Inc. (1)          100.0%          Delaware

          Marcus Cable of Alabama, L.P.               99.0%          Delaware

          Marcus Cable of Delaware and Maryland, L.P. 99.9%          Delaware

(1) Marcus Cable of Alabama, Inc. holds 1% general partner interest in Marcus Cable of Alabama, L.P.