Form 10-Q
period 1998-03-31
MARCUS CABLE CO LP; MARCUS CABLE CAPITAL CORP; MARCUS CABLE OPERATING CO LP; MARCUS CABLE CAPITAL CORP II; MARCUS CABLE CAPITAL CORP III
filed 1998-05-15
CIK 910629, 910630, 926329, 926332, 947184

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

   X   Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1998

                               or

      Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

For the transition period from                to

   Commission File Numbers 33-67390; 33-67390-01; 33-81088;
        33-81088-01; 33-81088-02; 33-93808; 33-93808-01

                   MARCUS CABLE COMPANY, L.P.
             MARCUS CABLE OPERATING COMPANY, L.L.C.
                MARCUS CABLE CAPITAL CORPORATION
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

There is no established trading market for any of the registrants' voting securities. As of the date of this report, there were 1,000 shares of common stock of Marcus Cable Capital Corporation and 1,000 shares of common stock of Marcus Cable Capital Corporation III outstanding, all of which are owned by Marcus Cable Company, L.P., and 1,000 shares of common stock of Marcus Cable Capital Corporation II outstanding, all of which are owned by Marcus Cable Operating Company, L.L.C.

                   MARCUS CABLE COMPANY, L.P.
             MARCUS CABLE OPERATING COMPANY, L.L.C.
                MARCUS CABLE CAPITAL CORPORATION
              MARCUS CABLE CAPITAL CORPORATION II
              MARCUS CABLE CAPITAL CORPORATION III

              INDEX TO QUARTERLY REPORT FORM 10-Q
                         MARCH 31, 1998


                                                        Page No.
          Definitions                                         3-4

PART I	  FINANCIAL INFORMATION

Item 1:	  Financial Statements - Marcus Cable
          Company, L.P. and Subsidiaries

          Consolidated Balance Sheets as of
          March 31, 1998 and December 31, 1997                  5

          Consolidated Statements of Operations for the
          Three Months Ended March 31, 1998 and 1997            6

          Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 1998
          and 1997                                              7

          Notes to the Consolidated Financial Statements     8-13

          Consolidating Schedules                           14-15


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

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       16-25


PART II   OTHER INFORMATION

Item 1:   Legal Proceedings                                            26

Item 2:   Changes in Securities                                        26

Item 3:   Defaults Upon Senior Securities                              26

Item 4:   Submission of Matters to a Vote of
          Security Holders                                             26

Item 5:   Other Information                                            26

Item 6:   Exhibits and Reports on Form 8-K                          26-27


                           DEFINITIONS

     When used herein, the following terms will have the meaning indicated.

     Term                       Definition
11 7/8% Debentures              11 7/8% Senior Debentures, due
                                October 1, 2005, which are
                                obligations of MCC and Capital
13 1/2% Notes                   13 1/2% Senior Subordinated
                                Guaranteed Discount Notes, due
                                August 1, 2004, which are
                                obligations of Operating and
                                Capital II that are guaranteed by
                                MCC
14 1/4% Notes                   14 1/4% Senior Discount Notes, due
                                December 15, 2005, which are
                                obligations of MCC and Capital III
1992 Cable Act                  Cable Television Consumer
                                Protection and Competition Act of
                                1992
1996 Telecom Act                Telecommunications Act of 1996
Capital                         Marcus Cable Capital Corporation
Capital II                      Marcus Cable Capital Corporation II
Capital III                     Marcus Cable Capital Corporation
                                III
Company                         Marcus Cable Company, L.P. and
                                subsidiaries
CPST                            Cable Programming Service Tier
EBITDA                          Earnings Before Interest, Taxes,
                                Depreciation and Amortization
SFAS                            Statement of Financial Accounting
                                Standards
FCC                             Federal Communications Commission
Harron                          Harron Communication Corp. and
                                certain of its subsidiaries
Harron Acquisition              Certain cable television systems
                                purchased from Harron
Harron Systems                  Certain cable television systems
                                purchased from Harron
Goldman Sachs                   Goldman, Sachs & Co.
HBO                             Home Box Office
HFC                             Hybrid Fiber Coaxial
LIBOR                           London InterBank Offered Rate
Maryland Cable                  Maryland Cable Partners, L.P.
Maryland Cable Agreement        The management agreement between
                                Operating and Maryland Cable
Maryland Cable System           Cable system owned by Maryland
                                Cable
MCC                             Marcus Cable Company, L.P. and
                                subsidiaries
MCA                             Marcus Cable Associates, L.L.C.
MCOA                            Marcus Cable of Alabama, L.L.C.
MCDM                            Marcus Cable of Delaware and
                                Maryland, L.P.
MCP                             Marcus Cable Partners, L.L.C


MCPI                            Marcus Cable Properties, Inc.
MCPLP                           Marcus Cable Properties, L.P.
Mountain Brook Acquisition      Certain cable system purchased from
                                Mountain Brook and Shelby Cable on
                                April 1, 1998
Mountain Brook                  Mountain Brook Cablevision, Inc.
Mountain Brook and Shelby       Cable television system serving the
 Cable System                   Mountain Brook and Shelby County
                                area in and around Birmingham,
                                Alabama purchased from Mountain
                                Brook and Shelby Cable
Operating                       Marcus Cable Operating Company,
                                L.L.C.
Operating Subsidiaries          MCP, MCDM, MCOA and MCA
PPV                             Pay-per-view
Senior Credit Facility          $1,150,000,000 Credit Agreement
                                among Operating, MCC, Banque
                                Paribas, Chase Manhattan Bank,
                                Citibank, N.A., The First National
                                Bank of Boston, Goldman Sachs,
                                Union Bank and certain other
                                lenders referred to therein, dated
                                as of August 31, 1995, as amended
                                on March 14, 1997, March 31, 1998,
                                April 15, 1998 and April 21, 1998
Shelby Cable                    Shelby Cable, Inc.
SFAS                            Statement of Financial Accounting
                                Standards
Systems                         Cable television systems owned by
                                the Company
Time Warner                     Time Warner Entertainment Company,
                                L.P. and certain of its
                                subsidiaries
Time Warner Exchange            Exchange of certain cable
                                television systems with Time Warner
                                on December 1, 1997
Vulcan                          Vulcan Cable, Inc.


                  PART I - FINANCIAL INFORMATION

           MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

                   Consolidated Balance Sheets
                          (in thousands)

                                                 March 31,      December 31,
                Assets                             1998            1997
                                                (unaudited)
Current assets:
     Cash and cash equivalents                   $      100     $    1,607
     Accounts receivable, net of
       allowance of $1,861 and
       $1,904, respectively                          19,669         23,935
     Prepaid expenses and other                       3,018          2,105
                                                 ----------     ----------
               Total current assets                  22,787         27,647

Property and equipment, net (note 3)                724,691        706,626

Other assets, net (note 4)                          992,206      1,016,195
                                                 ----------     ----------
                                                 $1,739,684     $1,750,468
                                                 ==========     ==========

     Liabilities and Partners' Capital

Current liabilities:
     Current maturities of
       long-term debt (note 6)                   $   70,789     $   68,288
     Accrued liabilities (note 5)                    51,850         60,805
     Accrued interest                                 7,706          7,949
                                                 ----------     ----------
               Total current liabilities            130,345        137,042

Long-term debt (note 6)                           1,562,431      1,533,645

Subsidiary limited partner interests                   (246)          (246)

Partners' capital                                    47,154         80,027

Commitments and contingencies                           ---            ---
                                                 ----------     ----------
                                                 $1,739,684     $1,750,468
                                                 ==========     ==========

See accompanying notes to the consolidated financial statements.

          MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

             Consolidated Statements of Operations
                          (unaudited)
                         (in thousands)


                                                    Three months ended
                                                          March 31,
                                                     1998             1997
Revenues:
     Cable services                             $  126,495        $  110,070
     Management fees (note 7)                          355             4,377
                                                ----------        ----------
          Total revenues                           126,850           114,447

Operating expenses:
     Selling, service and
       system management                            48,553            41,432
     General and administrative                     19,501            17,498
     Depreciation and amortization                  51,679            44,146
                                                ----------        ----------
          Total operating expenses                 119,733           103,076
                                                ----------        ----------
          Operating income                           7,117            11,371
                                                ----------        ----------
Other expense:
     Interest expense, net                          39,990            36,548
                                                ----------        ----------
          Net loss                              $  (32,873)       $  (25,177)
                                                ==========        ==========


See accompanying notes to the consolidated financial statements.

           MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

             Consolidated Statements of Cash Flows
                          (unaudited)
                         (in thousands)
                                                      Three months ended
                                                           March 31,
                                                    1998              1997
Cash flows from operating activities:
   Net loss                                     $  (32,873)       $  (25,177)
   Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
      Depreciation and amortization                 51,679            44,146
      Accretion of discount on notes                18,784            16,512
      Other non cash interest                        1,032             1,002
      Changes in assets and liabilities:
      	Accounts receivable                          4,266             1,603
            Prepaid expenses                          (913)             (988)
            Other assets                              (229)              ---
            Accrued interest                          (243)             (143)
            Accrued liabilities                     (8,955)           (4,621)
                                                ----------        ----------
              Net cash provided by
               operating activities                 32,548            32,334
                                                ----------        ----------

Cash flows from investing activities:
      Proceeds from sale of assets                     262               ---
      Additions to property
        and equipment                              (46,820)          (24,905)
                                                ----------        ----------
               Net cash used in
                investing activities               (46,558)          (24,905)
                                                ----------        ----------
Cash flows from financing activities:
      Net borrowings under Senior
       Credit Facility                              12,750            10,000
      Repayment of long-term debt                      (28)              (27)
      Payment of debt issuance costs                   ---            (1,385)
      Payment of capital
        lease obligations                             (219)             (146)
                                                ----------        ----------
               Net cash provided by
                financing activities                12,503             8,442
                                                ----------        ----------
Net (decrease) increase in cash
  and cash equivalents                              (1,507)           15,871
Cash and cash equivalents at
  beginning of period                                1,607             6,034
                                                ----------        ----------
Cash and cash equivalents
  at end of period                              $      100        $   21,905
                                                ==========        ==========

Supplemental disclosure of cash
  flow information:
       Interest paid                            $   20,511        $   19,119
                                                ==========        ==========

  See accompanying notes to consolidated financial statements.

          MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

         Notes to the Consolidated Financial Statements
                          (Unaudited)

(1)  Summary of Significant Accounting Policies

     (a)  General

          MCC is a Delaware limited partnership formed on January 17, 1990 for the purpose of acquiring, operating and developing cable television systems. MCC derives its primary source of revenues by providing various levels of cable television programming and services to residential and business customers. MCC's operations are conducted through Operating, an operating holding company and a wholly-owned subsidiary of MCC. Operating, in turn, conducts its operations through the Operating Subsidiaries, in which, in the case of MCDM, it, directly or indirectly, serves as the general partner and owns a greater than 99.0% interest and in the case of the other three Operating Subsidiaries, it serves as the sole member and owns a 100% interest.

     (b)  Basis of Presentation

          The consolidated financial statements include the accounts of MCC, Capital, Capital II, Capital III, Operating and the Operating Subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years' consolidated balances to conform to the current year presentation.

     (c)  Interim Financial Information

          In the opinion of management, the accompanying unaudited interim consolidated financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly (i) the Company's financial position as of March 31, 1998, (ii) the results of its operations for the three months ended March 31, 1998 and 1997 and (iii) its cash flows for the three months ended March 31, 1998 and 1997. These financial statements are for interim periods and do not include all of the detail normally provided in annual financial statements and should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

(2)  Significant Events Subsequent to the Annual Report

     General

     On April 23, 1998, Vulcan and Paul G. Allen completed the acquisition of (i) the limited partner interests of MCC, (ii) the limited partner interests of MCPLP, MCC's sole general partner, and (iii) the non-voting common stock of MCPI, the sole general partner of MCPLP (the "Vulcan Acquisition").

     In connection with the Vulcan Acquisition, Vulcan, Mr. Allen, and Jeffrey A. Marcus (in his individual capacity and as Trustee under a Voting Trust Agreement) and Nancy C. Marcus (collectively, "Marcus") entered into an Amended Share Conversion and Put/Call Agreement (the "Put/Call Agreement") under which (x) Mr. Allen may acquire from Marcus all of the voting stock of MCPI under certain conditions upon the payment of a specified purchase price, (y) Mr. Allen may convert his MCPI non-voting common stock into 80% of the voting common stock of MCPI and (z) Marcus may cause Mr. Allen to purchase their MCPI voting common stock under certain conditions for a specified purchase price. Unless and until any of the rights provided under the Put/Call Agreement are exercised, Marcus will continue to hold all of the voting common stock of MCPI.

     In addition, in connection with the Vulcan Acquisition, MCPLP caused the following limited partnerships to be converted into single-member Delaware limited liability companies: Marcus Cable Operating Company, L.P., Marcus Cable Partners, L.P., Marcus Cable Associates, L.P. and Marcus Cable of Alabama, L.P.

     The Vulcan Acquisition has resulted in the occurrence of a "change of control" under the indentures (collectively, the "Indentures") governing the 13 1/2% Notes, the 11 7/8% Debentures and the 14 1/4% Notes. As a result, MCC and the issuers will be required to offer to repurchase such notes and debentures at a redemption price (i) in the case of the 13 1/2% Notes, of 101% of the Accreted Value (as defined in the Indenture governing such notes) thereof, (ii) in the case of the 11 7/8% Debentures, at a redemption price of 101% of the principal amount thereof plus accrued but unpaid interest to the date of purchase and (iii) in the case of the 14 1/4% Notes, at a redemption price of 101% of the Accreted Value (as defined in the Indenture governing such notes) thereof.
     However, as of the date of this report, all of such notes and debentures are trading at prices substantially above such redemption prices. As a result, if such notes and debentures continue to trade at such a premium, MCC and the issuers do not expect that any of such notes or debentures will be tendered in response to such offers to purchase. MCC and the issuers believe that they will be able to purchase any of the notes or debentures so tendered.

     Acquisitions

     On April 1, 1998, the Company completed the acquisition of the Mountain Brook and Shelby Cable System from Mountain Brook and Shelby Cable for an aggregate purchase price of $57,300,000. The communities served by this system are adjacent to the Company's existing systems in the suburban Birmingham, Alabama area. As of the date of the acquisition, this system served approximately 23,000 basic customers.


     Divestitures

     On March 30, 1998, the Company entered into a definitive agreement with Cable One, Inc. to sell its cable television assets located in Mississippi, the Texas Panhandle and Oklahoma. These systems serve an aggregate of approximately 71,500 customers. The transaction is subject to regulatory approval and is expected to be completed during the third quarter of 1998.

     On April 1, 1998, the Company completed the sale of its cable television systems located in Delaware and Maryland to an affiliate of Comcast Corporation for a sales price of approximately $65,500,000. As of the date of the sale, the systems served approximately 26,500 customers.

     On April 16, 1998, the Company entered into a definitive agreement with Triax Midwest Associates, L.P. to sell its cable television assets located in Illinois. These systems serve an aggregate of approximately 32,500 customers. The transaction is subject to regulatory approval and is expected to be completed during the third quarter of 1998.

(3)  Property and Equipment

     Property and equipment consists of the following (in thousands):

                                         March 31,              December 31,
                                           1998                    1997
        Cable systems                   $  920,897              $  878,721
        Vehicles and other                  40,983                  37,943
        Land and buildings                  18,260                  17,271
                                        ----------              ----------
                                           980,140                 933,935
        Accumulated depreciation          (255,449)               (227,309)
                                        ----------              ----------
                                        $  724,691              $  706,626
                                        ==========              ==========

(4)  Other Assets

     Other assets consist of the following (in thousands):

                                          March 31,             December 31,
                                            1998                    1997
        Franchise rights                 $ 1,209,921            $ 1,209,725
        Debt issuance costs                   45,232                 45,225
        Going concern value of
         acquired cable systems               37,274                 37,274
        Noncompetition agreements             25,914                 25,914
        Other                                  1,116                  1,090
                                         -----------            -----------
                                           1,319,457              1,319,228
        Accumulated amortization            (327,251)              (303,033)
                                         -----------            -----------
                                         $   992,206            $ 1,016,195
                                         ===========            ===========

(5)  Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                            March 31,           December 31,
                                              1998                  1997
        Accrued operating expenses        $    26,413           $    27,923
        Accrued programming costs              10,624                 9,704
        Accrued franchise fees                  4,984                10,131
        Other accrued liabilities               4,882                 5,726
        Accrued property taxes                  2,751                 5,125
        Accrued acquisition costs               2,196                 2,196
                                          -----------           -----------
                                          $    51,850           $    60,805
                                          ===========           ===========

(6)  Long-term Debt

     The Company had outstanding borrowings under long-term debt arrangements as follows (in thousands):

                                             March 31,          December 31,
                                               1998                 1997
        Senior Credit Facility             $   962,500          $   949,750
        13 1/2% Senior Subordinated
          Discount Notes, due
          August 1, 2004                       347,533              336,304
        14 1/4% Senior Discount Notes,
          due December 15, 2004                220,927              213,372
        11 7/8% Senior Debentures,
          due October 1, 2005                  100,000              100,000
        Capital leases and other notes           2,260                2,507
                                           -----------          -----------
                                             1,633,220            1,601,933
        Less current maturities                 70,789               68,288
                                           -----------          -----------
                                           $ 1,562,431          $ 1,533,645
                                           ===========          ===========

     Amounts outstanding under the Senior Credit Facility, bear interest at either the (i) Eurodollar rate, (ii) prime rate or
     (iii) CD base rate or Federal Funds rate, plus a margin of up to 2.25% subject to certain adjustments based on the ratio of Operating's total debt to annualized operating cash flow, as defined. At March 31, 1998, borrowings under the Senior Credit Facility bore interest at rates ranging from 6.73% to 8.63% under the Eurodollar and prime rate options. The Company pays a commitment fee ranging from .250% to .375% on the unused commitment under the Senior Credit Facility.

     To reduce the impact of changes in interest rates on its floating rate long-term debt, the Company has entered into certain interest rate swap agreements with certain of the participating banks under the Senior Credit Facility. At March 31, 1998, interest rate swap agreements covering a notional balance of $400,000,000 were outstanding which require the Company to pay fixed rates ranging from 5.75% to 5.77%, plus the applicable interest rate margin. These agreements mature from 1998 through 2000, and allow for the optional extension by the counterparty for additional periods and certain of the agreements provide for the automatic termination in the event that one month LIBOR exceeds 6.75% on any monthly reset date. The Company has also entered into an interest rate swap agreement covering an aggregate notional principal amount of $100,000,000 which matures in the year 2000 whereby the Company receives one month LIBOR plus 0.07% and is required to pay the higher of one month LIBOR at either the beginning or end of the interest period, plus the applicable interest rate margin.

     As interest rates change under the interest rate swap agreements, the differential to be paid or received is recognized as an adjustment to interest expense. During the three months ended March 31, 1998 and 1997, the Company recognized additional interest expense of $27,700 and $521,000, respectively, under its interest rate swap agreements.

(7)  Related Party Transactions

     Prior to the consummation of the Vulcan Acquisition, affiliates of Goldman Sachs owned limited partnership interests in MCC. Maryland Cable, which is controlled by an affiliate of Goldman Sachs, owned the Maryland Cable System which served customers in and around Prince Georges County, Maryland. Operating managed the Maryland Cable Systems under the Maryland Cable Agreement, which was entered into in September of 1994. Operating earned a management fee, payable monthly, equal to 4.7% of the revenues of Maryland Cable, and was reimbursed for certain expenses.

     Effective January 31, 1997, the Maryland Cable System was sold to Jones Communications of Maryland, Inc. Pursuant to the Maryland Cable Agreement, Operating recognized incentive management fees of $280,000 and $4,083,000 during the three months ended March 31, 1998 and 1997, respectively, in conjunction with the sale. Additional incentive management fees may be recognized upon the dissolution of Maryland Cable, which is anticipated to occur during 1998. There is no assurance that any of such fees will be realized. Although Operating is no longer involved in the active management of those cable television systems, Operating has entered into an agreement with Maryland Cable to oversee the activities, if any, of Maryland Cable through the liquidation of the partnership. Pursuant to such agreement, Operating will earn a nominal monthly fee. Including the incentive management fees noted above, during the three month periods ended March 31, 1998 and 1997, Operating earned total management fees of $355,000 and $4,377,000, respectively.

(8)  Comprehensive Income

     In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other annual financial statements.

     Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires that the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in-capital in the equity section of the statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

     Comprehensive loss for the three month period ended March 31, 1998 and 1997 was $32,873,000 and $25,177,000, respectively.
     There are no differences between comprehensive loss and actual net loss.

(9) Financial Information

                                           MARCUS CABLE COMPANY, L.P.  AND SUBSIDIARIES

                                        Consolidating Schedule - Balance Sheet Information

                                                        As of March 31, 1998
                                                             (unaudited)
                                                            (in thousands)

                                                                ASSETS


                             Combined
                             Operating  Capital             Elimin-     Operating           Capital            Elimin-
                            Partnership   II   Operating    ations    Consolidated Capital    III    Company    ations   Company
Current assets:
  Cash and cash equivalents      1,285      1    (1,999)           0         (713)      1        1       811         0        100
  Accounts receivable, net     133,378      0    88,996     (202,705)      19,669       0        0         0         0     19,669
  Prepaid expenses and other     2,327      0       691            0        3,018       0        0         0         0      3,018
                            ----------  ----- ---------   ----------  -----------  ------   ------   -------   -------   --------
    Total current assets       136,990      1    87,688     (202,705)      21,974       1        1       811         0     22,787

Property and equipment, net    717,396      0     7,295            0      724,691       0        0         0         0    724,691
Other assets, net              992,969      0 1,646,704   (1,623,982)   1,015,691       0        0     8,059   (31,544)   992,206
Investment in subsidiaries           0      0    46,613      (46,613)       ---         0        0   390,512  (390,512)     ---
                            ----------  ----- ---------   ----------  -----------  ------   ------   -------   -------   --------
    Total assets             1,847,355      1 1,788,300   (1,873,300)   1,762,356       1        1   399,382  (422,056) 1,739,684
                            ==========  ===== =========   ==========  ===========  ======   ======   =======  ========  =========



                                                       LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current maturities of
    long-term debt                 195      0    70,594            0       70,789       0        0         0         0     70,789
  Accrued liabilities          171,150      0    76,709     (189,767)      58,092       0        0    25,302   (31,544)    51,850
  Accrued interest               7,644      0     1,707       (7,644)       1,707       0        0     5,999         0      7,706
                            ----------  ----- ---------   ----------  -----------  ------   ------   -------   -------   --------
   Total current liabilities   178,989      0   149,010     (197,411)     130,588       0        0    31,301   (31,544)   130,345

Long-term debt               1,621,754      0 1,249,026   (1,629,276)   1,241,504       0        0   320,927         0  1,562,431
Subsidiary limited partner
  interest                           0      0      (246)           0         (246)      0        0         0         0       (246)
Partners' capital               46,612      1   390,510      (46,613)     390,510       1        1    47,154  (390,512)    47,154
                            ----------  ----- ---------   ----------  -----------  ------   ------   -------   -------   --------
    Total liabilities and
      partners' capital      1,847,355      1 1,788,300   (1,873,300)   1,762,356       1        1   399,382  (422,056) 1,739,684
                            ==========  ===== =========   ==========  ===========  ======   ======   =======  ========  =========


                                                                 14                                                   (continued)

                                                MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

                                       Consolidating Schedule - Statement of Operations Information

                                                 For the three months ended March 31, 1998
                                                               (unaudited)
                                                              (in thousands)



                                  Combined                               Operating
                                  Operating   Capital            Elimin-  Consol-         Capital          Elimin-
                                 Partnership    II    Operating  ations   idated  Capital   III      MCC   ations   Company
Revenues:
  Cable services                   126,495       ---       ---      ---   126,495    ---     ---     ---      ---   126,495
  Management fees                      ---       ---       355      ---       355    ---     ---     ---      ---       355
                                 ---------    ------  --------   ------   ------- ------  ------  ------   ------   -------
        Total revenues             126,495       ---       355      ---   126,850    ---     ---     ---      ---   126,850
                                 ---------    ------  --------   ------   ------- ------  ------  ------   ------   -------
Operating expenses:
  Selling, service and
    system management               47,900       ---       653      ---    48,553    ---     ---     ---      ---    48,553
  General and administrative        15,746       ---     3,755      ---    19,501    ---     ---     ---      ---    19,501
  Allocated corporate costs          4,548       ---    (4,548)     ---       ---    ---     ---     ---      ---       ---
  Depreciation and amortization     51,261       ---       418      ---    51,679    ---     ---     ---      ---    51,679
                                 ---------    ------  --------   ------   ------- ------  ------  ------   ------   -------
        Total operating expenses   119,455       ---       278      ---   119,733    ---     ---     ---      ---   119,733
                                 ---------    ------  --------   ------   ------- ------  ------  ------   ------   -------
        Operating income             7,040       ---        77      ---     7,117    ---     ---     ---      ---     7,117

Other (income) expense:
  Interest (income) expense, net    40,481       ---   (11,288)     ---    29,193    ---     ---  10,797      ---    39,990
  Equity earnings (loss)
    of subsidiaries                    ---       ---    33,441  (33,441)      ---    ---     ---  22,076  (22,076)      ---
                                 ---------    ------  --------   ------   ------- ------  ------  ------   ------   -------
                                    40,481       ---    22,153  (33,441)   29,193    ---     ---  32,873  (22,076)   39,990
                                 ---------    ------  --------   ------   ------- ------  ------  ------   ------   -------
           Net loss                (33,441)      ---   (22,076)  33,441   (22,076)   ---     --- (32,873)  22,076   (32,873)
                                 =========    ======  ========   ======   ======= ======  ======  ======   ======   =======


                                                                       15

                                ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

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

In continuing to implement the Company's acquisition strategy, the Company acquired the Mountain Brook and Shelby Cable System in April of 1998. The Mountain Brook and Shelby Cable System serves approximately 23,000 customers from a single headend through a 550 MHz HFC architecture. This system serves the two broader areas of Mountain Brook and northern Shelby County, which are adjacent to the Company's existing systems in the Birmingham, AL market. The Company intends to interconnect this system with its existing HFC networks and fully integrate the operations of this system with its existing operations in the Birmingham area. Funding for the $57.3 million purchase was provided through the proceeds received from the divestiture of the cable television systems located in Delaware and Maryland.

The comparability of operating results between the three months ended March 31, 1998 and the corresponding period for 1997 are affected by several events which occurred during 1997. These events include the Harron Acquisition, the Time Warner Exchange and the sale of the previously managed Maryland Cable system.

The Company acquired the Harron Systems in July of 1997, which are in proximity to other systems owned by the Company in the Dallas/Ft. Worth Metroplex. The Company's basic customer count increased by over 22,200 as a result of this acquisition. Funding for the $34.5 million purchase was provided by borrowings under the Senior Credit Facility.

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

Future expansion efforts are expected to focus on acquiring or exchanging systems, with the strategic goal of forming or expanding clusters of systems to permit operating efficiencies and economies of scale. Opportunistic divestitures, in areas where consolidation opportunities do not exist, are also considered. In implementing the Company's divestiture strategy, the Company has recently entered into agreements to divest certain non-strategic cable systems. Upon completion of the sales of these non-strategic systems, the Company will own and operate six core groups of cable systems. See the discussion concerning system divestitures in Note 2 to the unaudited consolidated financial statements.

The Company has invested heavily in improving its infrastructure and strives to maintain high technological standards in its cable television systems on a cost-effective basis. During 1996 and 1997, the Company invested approximately $309 million in its infrastructure through its capital spending programs. A substantial portion of the spending has been dedicated to upgrading/rebuilding its broadband network to an HFC system architecture. Depending on market size, the Company's capital deployment strategy generally centers on rebuilding and upgrading systems to a minimum technical standard of 550 MHz in small markets, while the larger markets, representing the majority of the Systems, are being built utilizing a 750-862 MHz architecture.
In the majority of its rebuilt markets, the Company is activating two-way network capability to support impulse PPV, high speed data services and other advanced applications, while also deploying advanced analog home terminal devices. As part of its investment, the Company has deployed 4,800 miles of fiber optic cable and upgraded
15,500 miles of coaxial cable. By the end of 1998, 63% of the homes passed by the Company's broadband networks will have bandwidth capacity of 550 MHz or greater with more than 50% of the homes passed by the networks at 750 MHz or greater. By the end of 1999, the Company anticipates that its upgrade/rebuild program will be substantially complete with almost 84% of the homes passed by its networks having bandwidth capacity of 550 MHz or greater and 70% of the homes passed by its networks at 750 MHz or greater. This capacity will allow the Company to offer its customers between 80 and 100 channels of traditional analog video programming while having reserved, across 70% of its technical infrastructure, 200 MHz of "warehoused" spectrum. Such additional spectrum can be used for digital services and other advanced applications. As a further means of providing additional capacity and investing for the future, the Company's upgrades to 750 MHz and 862 MHz include fiber nodes sized from an average of 350 to 950 homes per fiber node with 8 optical fibers per fiber node. These multiple fibers per node will provide for excess capacity and allow the Company to vary the number of homes served from each node to optimize the service provided based on customer demand. In addition to expanding revenue opportunities, upgrading network architecture serves to enhance picture quality and system reliability, thus improving overall customer satisfaction.

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

Uses of Cash

As part of the ongoing business strategy, the Company has invested, and will continue to invest, significant amounts of capital rebuilding and upgrading its cable systems so that by the end of 1999, 84% of the existing systems will have a bandwidth of between 550 MHz and 862 MHz. This program should enable the Company to deliver technological innovations to its customers as such services become commercially viable. As part of this program, certain systems, such as those serving the areas in and around Ft. Worth/Tarrant County (Texas), Glendale/Burbank (California) and suburban Birmingham (Alabama) together with selected systems in Wisconsin, Indiana, Tennessee and other states in which the Company operates cable systems, are being upgraded to 750 MHz or 862 MHz with two-way communication capabilities.

A significant use of capital in 1998 will be to finance the planned system upgrades, rebuilds and extensions and the purchase of digital and data distribution equipment and home terminal devices for use in customers' homes. Capital expenditures are expected to approximate $218,097,000 (or approximately $200 per customer) in 1998. The Company expects to fund these capital expenditures through cash generated from operations and available borrowings under the Senior Credit Facility. During the three months ended March 31, 1998, the Company made capital expenditures of approximately $47,039,000.

Cash interest is payable monthly, quarterly and semiannually on borrowings outstanding under the Company's Senior Credit Facility and the 11 7/8% Debentures. No cash interest is payable on the 13 1/2% Notes until February 1, 2000 and no cash interest is payable on the 14 1/4% Notes until December 15, 2000. Maturities of long-term debt approximate $865,810,000 over the next five years. The Company expects to cover both interest and principal payments on its long-term obligations through internally generated funds, borrowings under the Senior Credit Facility, or the future issuance of public or private equity or debt. Although in the past the Company has been able to obtain financing through equity investments, debt issuances and bank borrowings, there can be no assurance that the capital resources necessary to accomplish the Company's business strategy will be available, or that the terms will be favorable to the Company.

During the three months ended March 31, 1998, the Company made gross payments of approximately $16,278,000 on the Senior Credit
Facility and other long-term debt.

The consummation of the Vulcan Acquisition has resulted in the occurrence of a "change of control" under the Indentures governing the 13 1/2% Notes, the 11 7/8% Debentures and the 14 1/4% Notes.
As a result, MCC and the issuers will be required to offer to repurchase such notes and debentures at a redemption price (i) in the case of the 13 1/2% Notes, of 101% of the Accreted Value (as defined in the Indenture governing such notes) thereof, (ii) in the case of the 11 7/8% Debentures, at a redemption price of 101% of the principal amount thereof plus accrued but unpaid interest to the date of purchase and (iii) in the case of the 14 1/4% Notes, at a redemption price of 101% of the Accreted Value (as defined in the Indenture governing such notes) thereof. However, as of the date of this report, all of such notes and debentures are trading at prices substantially above such redemption prices. As a result, if such notes and debentures continue to trade at such a premium, MCC and the issuers do not expect that any of such notes or debentures will be tendered in response to such offers to purchase. MCC and the Issuers believe that they will be able to purchase any of the notes or debentures so tendered.

Sources of Cash

The Company generated cash flows from operating activities of $32,548,000 for the three month period ended March 31, 1998.
During the three months ended March 31, 1998, the Company borrowed $29,000,000 under the Senior Credit Facility. Cash flows from operating activities, funding from equity contributions and borrowings have been sufficient to meet the Company's debt service, working capital and capital expenditure requirements. The Company has an aggregate of $1,633,220,000 of indebtedness outstanding in the form of the 11 7/8% Debentures, 13 1/2% Notes, 14 1/4% Notes, borrowings under the Senior Credit Facility and note payable and capital lease obligations. The Company has an additional $126,059,000 of borrowing capacity under its Revolving Credit Facility after considering committed lines of credit of $3,941,000.

RESULTS OF OPERATIONS

The Company generates the majority of its revenues from monthly customer fees for basic and premium services, installation income and other ancillary services (such as the rental of home terminal devices). Additional revenues are generated from pay-per-view programming, the sale of advertising spots and sales commissions from home shopping networks. Revenues were also generated from fees earned in conjunction with the sale of and the management of Maryland Cable.

The comparability of operating results between the three months ended March 31, 1998 and the corresponding period for 1997 are affected by several events which occurred during 1997 (collectively referred to as the "Pro Forma Adjustments"). These events include
1) the acquisition of cable systems serving approximately 22,200 basic customers in Texas on July 1, 1997; 2) the addition of approximately 14,000 net basic customers in Wisconsin and Indiana through the exchange with Time Warner on December 1, 1997; and 3) the sale of the previously managed Maryland Cable system on January 31, 1997.

Revenues

Revenues for the three months ended March 31, 1998 totaled $126,850,000, which is an increase of $12,403,000, or 10.8%, over revenues of $114,447,000 for the three months ended March 31, 1997. Approximately $4,027,000 of such increase was the result of the Harron Acquisition and the Time Warner Exchange. The remaining increase was primarily attributable to growth in basic service revenue, advertising sales revenue, equipment sales and rentals and pay-per-view revenue. These increases were offset by decreases in premium service revenue and a decrease of $4,022,000 in management fee income. Normalizing the effects of the Pro Forma Adjustments, pro forma revenue increased $12,398,000, or 10.9%, for the three months ended March 31, 1998, versus the comparable period in 1997.

The Company's basic service revenue increased $14,779,000, or 18.5%, to $94,660,000 for the three months ended March 31, 1998 from $79,881,000 for the three months ended March 31, 1997. Approximately $3,362,000 of the increase was a result of the Harron Acquisition and the Time Warner Exchange. The remaining increase primarily reflects the impact of new product offerings, channel additions, mid-year rate adjustments and increases in the number of basic customers. Normalizing the effects of the Pro Forma Adjustments, pro forma basic service revenues increased $11,417,000, or 13.7%, for the three months ended March 31, 1998, versus the comparable period in 1997.


The Company's advertising revenue increased $1,831,000, or 50.6%, to $5,453,000 for the three months ended March 31, 1998 from $3,622,000 for the three months ended March 31, 1997.
Approximately $176,000 of the increase was a result of the Harron Acquisition and the Time Warner Exchange. The remaining increase is primarily the result of increases in the number of insertable channels, improved channel utilization through the installation of digital equipment and greater market demand. Normalizing the effects of the Pro Forma Adjustments, pro forma advertising revenues increased $1,655,000, or 43.6%, for the three months ended March 31, 1998, versus the comparable period in 1997.

Equipment sales and rentals increased $795,000, or 18.6%, to $5,065,000 for the three months ended March 31, 1998 from $4,270,000 for the three months ended March 31, 1997. Approximately $189,000 of the increase was a result of the Harron Acquisition and the Time Warner Exchange. The remaining increase was primarily due to the deployment of addressable converters, including advanced analog home terminal devices, in conjunction with the system upgrades and rebuilds. Normalizing the effects of the Pro Forma Adjustments, pro forma equipment sales and rentals increased $606,000, or 13.6%, for the three months ended March 31, 1998, versus the comparable period in 1997.

Pay-per-view revenue increased $791,000, or 45.7%, to $2,520,000 for the three months ended March 31, 1998 from $1,729,000 for the three months ended March 31, 1997. Approximately $195,000 of the increase was a result of the Harron Acquisition and the Time Warner Exchange. The remaining increase resulted from the deployment of advanced analog home terminal devices, which have increased availability of pay-per-view products. Normalizing the effects of the Pro Forma Adjustments, pro forma pay-per-view revenues increased $596,000, or 31.0%, for the three months ended March 31, 1998, versus the comparable period in 1997.

Premium service revenue decreased $2,098,000, or 13.8%, to $13,090,000 for the three months ended March 31, 1998 from $15,188,000 for the three months ended March 31, 1997.
Approximately $63,000 of the decrease was a result of the Harron
Acquisition and the Time Warner Exchange. The remaining decrease resulted from a decrease in premium units as discussed below.
Normalizing the effects of the Pro Forma Adjustments, pro forma premium service revenue decreased $2,035,000, or 13.5%, for the three months ended March 31, 1998, versus the comparable period in 1997.

The Company's management fee revenue decreased $4,022,000, or 91.9%, to $355,000 for the three months ended March 31, 1998 from $4,377,000 for the three months ended March 31, 1997. The decrease is a direct result of the sale of the Maryland Cable Systems, as discussed in Note 7 to the unaudited consolidated financial statements. Operating recognized incentive management fees of $280,000 and $4,083,000 in February 1998 and January 1997,
respectively, in conjunction with the sale. The Company will continue to earn a nominal monthly management fee through the date of liquidation of the Maryland Cable partnership. Additional incentive management fees may be recognized upon the termination of the Maryland Cable partnership, expected to occur during 1998.

Customer Information

The following table illustrates the changes in the Company's basic customers and premium units which have significantly contributed to the revenue fluctuations previously noted. The increase in basic customers for the three months ended March 31, 1998 equates to an annualized growth rate of 1.3%. Substantially all of the internal growth in basic customers is attributable to continued marketing and sales efforts as well as the continued extension of physical cable plant in order to pass additional dwelling units. The decrease in premium units from December 31, 1997 was anticipated as a reaction to a change in the Company's marketing strategy. In the third quarter of 1997, the Company decided to no longer promote deep discount sales offers due to the amount of churn these types of offers produced. In an effort to renew premium unit growth, the Company has introduced multiplex premium services at the a la carte level and has introduced specific marketing campaigns, including the "From the Earth to the Moon" campaign in conjunction with the HBO miniseries of the same name. These multiplex services and marketing campaigns are directed at upgrading existing customers' service packages and acquiring new customers through discounted initial service pricing packages. All of the campaigns are specifically tailored toward customer retention and providing programming variety and choice at competitive rates.

                                  Actual         Actual           Pro Forma
                                 March 31,     December 31,       March 31,
                                   1998            1997            1997 (a)
        Basic Customers         1,236,152       1,232,287         1,225,298

        Premium Units             559,475         583,603           664,434

(a) Includes approximately 22,200 basic customers and 13,500 premium units served by the cable systems in Texas which were purchased in July 1997. Includes the net effect of the exchange of systems in Wisconsin and Indiana with Time Warner which resulted in an increase of approximately 14,000 basic customers and a decrease of approximately 19,100 premium units.

Costs and Expenses

Selling, service and system management expenses consist primarily of labor costs and other expenses associated with programming, marketing, engineering and plant maintenance and advertising. General and administrative costs consist primarily of salaries for administrative personnel, customer billing costs, bad debt expense, property taxes and copyright fees.

Selling, service and system management expenses increased $7,121,000 or 17.2%, to $48,553,000 for the three months ended
March 31, 1998 from $41,432,000 for the three months ended March 31, 1997. Programming costs increased $4,572,000, or 16.5%, for the three months ended March 31, 1998. Approximately $979,000 of the programming cost increase resulted from the Harron Acquisition and the Time Warner Exchange. The remaining programming cost increase is primarily attributable to increases in the cost of basic satellite programming as a result of annual cost increases, incremental basic customer growth and the addition of satellite programming channels to certain of the Company's rebuilt systems. Other factors contributing to the increase in selling, service and system management expenses resulted from an increase in marketing expenses, plant expense and advertising expense of $1,314,000, or 65.6%, $945,000, or 9.6% and $289,000, or 16.0%, respectively, for the three months ended March 31, 1998. Approximately $210,000 of the increase in marketing expense resulted from the Harron Acquisition and the Time Warner Exchange. The remaining increase in marketing expense for the three months ended March 31, 1998 resulted from increases in labor costs, commissions and advertising costs due to the introduction of several new marketing campaigns and from a $700,000 reduction in channel launch support. Approximately $613,000 of the plant expense increase resulted from the Harron Acquisition and the Time Warner Exchange. The remaining increase in plant expense for the three months ended March 31, 1998 was primarily the result of inflationary adjustments.
Approximately $24,000 of the advertising expense increase resulted from the Harron Acquisition and the Time Warner Exchange. The remaining increase in advertising expense for the three months ended March 31, 1998 was due primarily to increases in production and personnel costs and increases in commissions from the production and sale of additional advertising spots. Normalizing the effects of the Pro Forma Adjustments, pro forma selling, service and system management expenses increased $5,294,000, or 12.2%, for the three months ended March 31, 1998, versus the comparable period in 1997.

General and administrative expenses increased $2,003,000, or 11.4%, to $19,501,000 for the three months ended March 31, 1998 from $17,498,000 for the three months ended March 31, 1997.
Approximately $670,000 of the increase resulted from the Harron Acquisition and the Time Warner Exchange. The remaining increase is mainly attributable to incremental labor costs incurred as the Company continues to add customer service resources, including staffing both existing and new customer call centers. Billing costs have increased as a result of upgrading the Company's customer care platform. Normalizing the effects of the Pro Forma Adjustments, pro forma general and administrative expenses increased $1,333,000, or 7.3%, for the three months ended March 31, 1998, versus the comparable period in 1997.

Depreciation and amortization expenses increased $7,533,000, or 17.1%, for the three months ended March 31, 1998 to $51,679,000 from $44,146,000 for the three months ended March 31, 1997. The increase is principally a result of the additional capital expenditures incurred to rebuild and upgrade the physical plant and equipment of certain of the Systems.

Operating Income

Operating income decreased $4,254,000, or 37.4%, to $7,117,000 for the three months ended March 31, 1998 from $11,371,000 for the comparable period in 1997 mainly due to the factors discussed above.

The cable television industry generally measures the performance of a cable system in terms of system cash flow before corporate expenses and depreciation and amortization (often referred to as "Cable System Cash Flow") and a cable television company in terms of operating income before depreciation and amortization (often referred to as "EBITDA"). These measures are not intended to be a substitute or improvement on the terms disclosed on the financial statements. Rather, these measures are included as industry standards. Cable System Cash Flow increased $7,784,000, or 14.1%, to $62,849,000 for the three months ended March 31, 1998 from $55,065,000 for the three months ended March 31, 1997. EBITDA increased $3,279,000, or 5.9%, to $58,796,000 for the three months ended March 31, 1998 from $55,517,000 for the three months ended March 31, 1997. Normalizing the effects of the Pro Forma Adjustments, pro forma Cable System Cash Flow and EBITDA for the three months ended March 31, 1998 increased 11.0% and 11.0%, respectively, over the comparable period in 1997.

Other Expenses

Net interest expense increased $3,442,000, or 9.4%, to $39,990,000 for the three months ended March 31, 1998 from $36,548,000 for the
three months ended March 31, 1997.   This increase was primarily
due to the scheduled increase in accretion for the 13 1/2% Notes and the 14 1/4% Notes of $2,272,000 for the three months ended March 31,
1998.   Total indebtedness, including public indebtedness,
increased to $1,633,220,000 at March 31, 1998 from $1,464,810,000 at March 31, 1997 as a result of the acquisition and exchange
(noted above), as well as increased capital expenditures incurred as a result of the rebuild and upgrade process. The weighted average interest rate, including commitment fees, for total debt outstanding during the three months ended March 31, 1998 was 9.72%, compared with 9.91% for the three months ended March 31, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

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

Certain of the Company's expenses, such as those for wages and benefits, equipment repair and replacement and billing and marketing generally increase with inflation. However, the Company does not believe that its financial results have been adversely affected by inflation. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating rate debt may not be offset by increases in revenues. As of March 31, 1998, the Company had $962,500,000 of outstanding borrowings under the Senior Credit Facility, $562,500,000 are not subject to fixed rate interest swap agreements. The rates are based on either the Eurodollar rate, prime rate or CD base rate, plus a margin of up to 2.25% subject to certain adjustments based on the ratio of Operating's total debt to annualized operating cash flow.

To reduce the impact of changes in interest rates on its floating rate long-term debt, the Company entered into certain interest rate swap agreements with certain of the participating banks under the Senior Credit Facility. At March 31, 1998, interest rate swap agreements covering a notional balance of $400,000,000 were outstanding which require the Company to pay fixed rates ranging from 5.75% to 5.77%, plus the applicable interest rate margin. These agreements mature from 1998 through 2000, and allow for the optional extension by the counterparty for additional periods and certain of these agreements provide for the automatic termination in the event that one month LIBOR exceeds 6.75% on any monthly reset date. The Company has also entered into an interest rate swap agreement covering an aggregate notional principal balance of $100,000,000 which matures in the year 2000 whereby the Company receives one month LIBOR plus 0.07% and is required to pay the higher of one month LIBOR at either the beginning or end of the interest period, plus the applicable interest rate margin.

As interest rates change under the interest rate swap agreements, the differential to be paid or received is recognized as an adjustment to interest expense. During the three months ended March 31, 1998 and 1997, the Company recognized additional expense of $27,700 and $521,000, respectively, under its interest rate swap agreements.

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

The Company believes that it has materially complied with provisions of the 1996 Telecom Act and the 1992 Cable Act, including rate setting provisions promulgated by the FCC on April 1, 1993. However, in jurisdictions which have chosen not to certify, refunds covering a one-year period on basic service may be ordered if the Company is regulated at a later date and is unable to justify its rates through a benchmark or cost-of-service filing. The amount of refunds, if any, which may be payable by the Company in the event that these systems' rates are successfully challenged by franchising authorities is not currently estimable. During the three month period ended March 31, 1998, there were no rate refunds issued.

The Company currently has rate filings pending review at the FCC pertaining to the CPST level of service. For the regulation period from September 1, 1993 through May 15, 1994, there is one cost-of-service filing pending review at the FCC affecting 344 customers.
For the re-regulation time period from May 1994 to the present, there are filings for 23 franchises under review at the FCC affecting approximately 145,000 customers. The majority of these filings have been waiting to be reviewed for over three years.
Until the FCC rules on the complaints, the Company is required to refresh its filings annually. During 1997 and the first quarter of 1998, the Company received favorable rulings (i.e., the FCC confirmed the Company's rates and denied the complaint) for 23 filings affecting approximately 135,000 customers. The FCC also issued several decisions reducing rates for certain of the Company systems serving approximately 74,000 customers, which the Company has asked to be reconsidered. If the FCC determines that the Company's CPST rates for those 74,000 customers are unreasonable, it has the authority to order the Company to reduce such rates and to refund to those customers any overcharges with interest occurring from the filing date of the rate complaint at the FCC.
The amount of refunds, if any, which may be required by the FCC in the event the Company's CPST rates are found to be unreasonable for those customers is estimated at approximately $429,000.

Because the FCC has not yet resolved pending rate complaints involving the Company and because franchise authorities may certify in the future, the overall impact of these regulations and other provisions of the 1996 Telecom Act and the 1992 Cable Act on the Company's business cannot be determined at this time.

                  PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no material legal proceedings instituted during the three months ended March 31, 1998 to which the Company is a party or of which any of its property is subject.

ITEM 2 - CHANGES IN SECURITIES

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     Included in this report:

          Exhibit:
          3.1  Certificate of Conversion of Marcus Cable Operating
               Company, L.P. dated as of April 23, 1998.

          3.2  Certificate of Cancellation of Marcus Cable
               Operating Company, L.P. dated as of April 23, 1998.

          3.3  Certificate of Formation of Marcus Cable Operating
               Company, L.L.C. dated as of April 23, 1998.

          3.4  Limited Liability Company Agreement of Marcus Cable
               Operating Company, L.L.C. dated as of April 23,
               1998.

          10.1 Employment Agreement dated as of April 3, 1998 between Marcus Cable Company, L.P. and Jeffrey A.
               Marcus.

          10.2 Employment Agreement dated as of April 3, 1998 between Marcus Cable Company, L.P. and Thomas P.
               McMillin.

          10.3 Indemnification Agreement dated as of April 23,
               1998 between Marcus Cable Company, L.P. and Jeffrey
               A. Marcus.

          10.4 Indemnification Agreement dated as of April 23,
               1998 between Marcus Cable Company, L.P. and Thomas
               P.  McMillin.

          10.5 Second Amendment dated as of March 31, 1998 to the
               Credit Agreement dated as of August 31, 1995, as amended by the First Amendment thereto dated as of March 14, 1997 among Marcus Cable Operating
               Company, L.P., Marcus Cable Company, L.P., the several banks and other financial institutions from time to time parties thereto, the Co-Agent, Managing Agents and Co-Arrangers named therein and The Chase Manhattan Bank, as Administrative Agent.

          10.6 Third Amendment dated as of April 15, 1998 to the
               Credit Agreement dated as of August 31, 1995, as amended by the First Amendment thereto dated as of March 14, 1997 and the Second Amendment thereto dated as of March 31, 1998 among Marcus Cable
               Operating Company, L.P., Marcus Cable Company,
               L.P., the several banks and other financial institutions from time to time parties thereto, the Co-Agent, Managing Agents and Co-Arrangers named therein and The Chase Manhattan Bank, as
               Administrative Agent.

          10.7 Consent and Waiver dated as of April 21, 1998 to the Credit Agreement dated as of August 31, 1995, as amended by the First Amendment thereto dated as of March 14, 1997, the Second Amendment thereto dated as of March 31, 1998 and the Third Amendment thereto dated as of April 15, 1998 among Marcus
               Cable Operating Company, L.P., Marcus Cable
               Company, L.P., the several banks and other financial institutions from time to time parties thereto, the Co-Agent, Managing Agents and Co-Arrangers named therein and The Chase Manhattan Bank, as Administrative Agent.

          27.1 Financial Data Schedule (supplied for the information of the Commission)


(b)  Reports on Form 8-K

     The Company filed reports on Form 8-K reporting Item 5 -- Other Events on March 9, 1998, April 1, 1998, April 2, 1998, April 7, 1998, April 16, 1998 and April 28, 1998, which also contained an Item 2 -- Acquisition or Disposition of Assets.

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

               MARCUS CABLE COMPANY, L.P.
               (Registrant)

               By:  Marcus Cable Properties, L.P., its general
                    partner,

                    By:    Marcus Cable Properties, Inc., its
                           general partner,

May 15, 1998               By:     /s/ Jeffrey A. Marcus
                                   Jeffrey A. Marcus
                           Its:    President, Chief Executive
                                   Officer and Sole Director of
                                   Marcus Cable Properties, Inc.
                                   (Principal Executive Officer)

                           By:     /s/ Thomas P. McMillin
                                   Thomas P. McMillin
                           Its:    Executive Vice President and
                                   Chief Financial Officer of
                                   Marcus Cable Properties, Inc.
                                   (Principal Financial Officer)

                           By:     /s/ John P. Klingstedt, Jr.
                                   John P. Klingstedt, Jr.
                           Its:    Senior Vice President and
                                   Controller of Marcus Cable
                                   Properties, Inc. (Principal
                                   Accounting Officer)

                MARCUS CABLE OPERATING COMPANY, L.L.C.
               (Registrant)
               By:  Marcus Cable Company, L.P., its general
                    partner,

                    By:    Marcus Cable Properties, L.P., its
                           general partner,

                           By:     Marcus Cable Properties, Inc.,
                                   its general partner,

May 15, 1998               By:     /s/ Jeffrey A. Marcus
                                   Jeffrey A. Marcus
                           Its:    President, Chief Executive
                                   Officer and Sole Director of
                                   Marcus Cable Properties, Inc.
                                   (Principal Executive Officer)

                           By:     /s/ Thomas P. McMillin
                                   Thomas P. McMillin
                           Its:    Executive Vice President and
                                   Chief Financial Officer of
                                   Marcus Cable Properties, Inc.
                                   (Principal Financial Officer)

                           By:     /s/ John P. Klingstedt, Jr.
                                   John P. Klingstedt, Jr.
                           Its:    Senior Vice President and
                                   Controller of Marcus Cable
                                   Properties, Inc. (Principal
                                   Accounting Officer)

                    MARCUS CABLE CAPITAL CORPORATION
                    (Registrant)

May 15, 1998          By:  /s/ Jeffrey A. Marcus
                           Jeffrey A. Marcus
                      Its: President, Chief Executive Officer
                           and Sole Director of Marcus Cable
                           Capital Corporation (Principal
                           Executive Officer)

                      By:  /s/ Thomas P. McMillin
                           Thomas P. McMillin
                      Its: Executive Vice President and Chief
                           Financial Officer of Marcus Cable
                           Capital Corporation (Principal
                           Financial Officer)

                      By:  /s/ John P. Klingstedt, Jr.
                           John P. Klingstedt, Jr.
                      Its: Senior Vice President and Controller
                           of Marcus Cable Capital Corporation
                           (Principal Accounting Officer)

                    MARCUS CABLE CAPITAL CORPORATION II
                    (Registrant)

May 15, 1998          By:  /s/ Jeffrey A. Marcus
                           Jeffrey A. Marcus
                      Its: President, Chief Executive Officer
                           and Sole Director of Marcus Cable
                           Capital Corporation II (Principal
                           Executive Officer)

                      By:  /s/ Thomas P. McMillin
                           Thomas P. McMillin
                      Its: Executive Vice President and Chief
                           Financial Officer of Marcus Cable
                           Capital Corporation II (Principal
                           Financial Officer)

                      By:  /s/ John P. Klingstedt, Jr.
                           John P. Klingstedt, Jr.
                      Its: Senior Vice President and Controller
                           of Marcus Cable Capital Corporation
                           II (Principal Accounting Officer)

                      MARCUS CABLE CAPITAL CORPORATION III
                      (Registrant)

May 15, 1998          By:  /s/ Jeffrey A. Marcus
                           Jeffrey A. Marcus
                      Its: President, Chief Executive Officer
                           and Sole Director of Marcus Cable
                           Capital Corporation III(Principal
                           Executive Officer)

                      By:  /s/ Thomas P. McMillin
                           Thomas P. McMillin
                      Its: Executive Vice President and Chief
                           Financial Officer of Marcus Cable
                           Capital Corporation III (Principal
                           Financial Officer)

                      By:  /s/ John P. Klingstedt, Jr.
                           John P. Klingstedt, Jr.
                      Its: Senior Vice President and Controller
                           of Marcus Cable Capital Corporation
                           III (Principal Accounting Officer)

                       INDEX TO EXHIBITS

                                                                            Sequentially
Exhibit                                                                       Numbered
Number                                                                           Page

 3.1    Certificate of Conversion of Marcus Cable
        Operating Company, L.P. dated as of April 23, 1998.                  34

 3.2    Certificate of Cancellation of Marcus Cable
        Operating Company, L.P. dated as of April 23, 1998.                  36

 3.3    Certificate of Formation of Marcus Cable Operating
        Company, L.L.C. dated as of April 23, 1998.                          38

 3.4    Limited Liability Company Agreement of Marcus Cable
        Operating Company, L.L.C. dated as of April 23, 1998.                40

10.1    Employment Agreement dated as of April 3, 1998 between
        Marcus Cable Company, L.P. and Jeffrey A. Marcus.                    50

10.2    Employment Agreement dated as of April 3, 1998 between
        Marcus Cable Company, L.P. and Thomas P. McMillin.                   81

10.3    Indemnification Agreement dated as of April 23, 1998
        between Marcus Cable Company, L.P. and Jeffrey A. Marcus.           107

10.4    Indemnification Agreement dated as of April 23, 1998
        between Marcus Cable Company, L.P. and Thomas P.  McMillin.         123

10.5    Second Amendment dated as of March 31, 1998 to the
        Credit Agreement dated as of August 31, 1995, as amended by the First Amendment thereto dated as of March 14, 1997 among
        Marcus Cable Operating Company, L.P., Marcus Cable Company,
        L.P., the several banks and other financial institutions
        from time to time parties thereto, the Co-Agent, Managing
        Agents and Co-Arrangers named therein and The Chase
        Manhattan Bank, as Administrative Agent.                            139

10.6    Third Amendment dated as of April 15, 1998 to the
        Credit Agreement dated as of August 31, 1995, as amended by the First Amendment thereto dated as of March 14, 1997 and the Second Amendment thereto dated as of March 31, 1998
        among Marcus Cable Operating Company, L.P., Marcus Cable
        Company, L.P., the several banks and other financial
        institutions from time to time parties thereto, the Co-Agent,
        Managing Agents and Co-Arrangers named therein and
        The Chase Manhattan Bank, as Administrative Agent.                  142


10.7    Consent and Waiver dated as of April 21, 1998 to the
        Credit Agreement dated as of August 31, 1995, as amended by the First Amendment thereto dated as of March 14, 1997, the
        Second Amendment thereto dated as of March 31, 1998 and the
        Third Amendment thereto dated as of April 15, 1998 among
        Marcus Cable Operating Company, L.P., Marcus Cable Company,
        L.P., the several banks and other financial institutions
        from time to time parties thereto, the Co-Agent, Managing
        Agents and Co-Arrangers named therein and The Chase
        Manhattan Bank, as Administrative Agent.                           147

27.1 Financial Data Schedule (supplied for the information of the Commission)


                                                      Exhibit 3.1

                    CERTIFICATE OF CONVERSION

                   TO LIMITED LIABILITY COMPANY

                                of

               MARCUS CABLE OPERATING COMPANY, L.P.



          The undersigned, as an authorized person, is duly executing and filing the following Certificate of Conversion to Limited Liability Company for the purpose of converting a limited partnership to a limited liability company (the "Conversion"), pursuant to Section 18-214 of the Delaware Limited Liability Company Act (the "Act"):


                            ARTICLE I

          The name of the limited partnership prior to the Conversion is Marcus Cable Operating Company, L.P., which was formed as a Delaware limited partnership on June 23, 1994.

                            ARTICLE II

          The name of the limited liability company as set forth in its Certificate of Formation is Marcus Cable Operating Company,
L.L.C.



          IN WITNESS WHEREOF, the undersigned has executed this Certificate of Conversion as of April 23, 1998.


                              By:  MARCUS CABLE COMPANY,L.P.,
                                    its general partner and
						Authorized Person

                                   By:  Marcus Cable Properties,L.P.,
                                        its general partner

                                   By:  Marcus Cable Properties, Inc.,
                                        its general partner


                              By:/s/ Richard A. B. Gleiner
                              Name: Richard A. B. Gleiner
                              Title: Senior Vice President and Secretary



                                                      Exhibit 3.2

                   CERTIFICATE OF CANCELLATION

                              OF THE

                CERTIFICATE OF LIMITED PARTNERSHIP

                                OF

               MARCUS CABLE OPERATING COMPANY, L.P.


          The undersigned, the sole general partner of Marcus Cable Operating Company, L.P., is duly executing and filing the following Certificate of Cancellation for the purpose of cancelling the Limited Partnership pursuant to Section 17-203 of the Delaware Revised Uniform Limited Partnership Act (the "Act"):


                            ARTICLE I

          The name of the limited partnership is Marcus Cable
Operating Company, L.P. (the "Company").

                            ARTICLE II


          The Company's Certificate of Limited Partnership was filed in the Office of the Secretary of State on June 23, 1994.


                           ARTICLE III

          The reason for the filing of this Certificate of Cancellation is that the Company has been converted to Marcus Cable Operating Company, L.L.C., a limited liability company formed under the laws of the State of Delaware.

          IN WITNESS WHEREOF, the undersigned has executed this Certificate of Cancellation as of April 23, 1998.


                              General Partner:

                              MARCUS CABLE COMPANY, L.P.:

                              By:  Marcus Cable Properties, L.P.,
                                   its general partner
                              By:  Marcus Cable Properties, Inc.,
                                   its general partner



                              By:/s/ Richard A. B. Gleiner
                              Name:     Richard A. B. Gleiner
                              Title:    Senior Vice President and Secretary



                                                      Exhibit 3.3

                     CERTIFICATE OF FORMATION

                                of

              MARCUS CABLE OPERATING COMPANY, L.L.C.


          The undersigned, as an authorized person, is duly executing and filing the following Certificate of Formation for the purpose of forming a limited liability company pursuant to the Delaware Limited Liability Company Act (6 Del.C. SEC18-101, et. seq.) (the "Act"):


                            ARTICLE I

          The name of the limited liability company is Marcus Cable Operating Company, L.L.C. (the "Company").

                            ARTICLE II

          The address of the Company's registered office and the name and address of its registered agent for service of process are as follows:


                  The Corporation Trust Company
                        1209 Orange Street
                      Wilmington, DE  19801



          IN WITNESS WHEREOF, the undersigned has executed this Certificate of Formation as of April 23, 1998.




                              By:/s/ Richard A. B. Gleiner
                                   Richard A. B. Gleiner
                                   Authorized Person




                                                      Exhibit 3.4

               LIMITED LIABILITY COMPANY AGREEMENT

                                OF

              MARCUS CABLE OPERATING COMPANY, L.L.C.

              (a Delaware Limited Liability Company)


          This LIMITED LIABILITY COMPANY AGREEMENT OF MARCUS CABLE OPERATING COMPANY, L.L.C. (the "Agreement"), entered into as of April 23, 1998 by and between MARCUS CABLE COMPANY, L.P., a Delaware limited partnership ("MCC") and MARCUS CABLE PROPERTIES, L.P., a Delaware limited partnership ("MCPLP"), as the initial members of Marcus Cable Operating Company, L.L.C., a Delaware limited liability company (the "Company"),


                       W I T N E S S E T H:

          WHEREAS, MCC and MCPLP are parties to that First Amended and Restated Agreement of Limited Partnership of Marcus Cable
Operating Company, L.P., dated June 9, 1995 (the "MCOC Partnership
Agreement");

          WHEREAS, MCC and MCPLP desire to convert the limited partnership formed pursuant to the MCOC Partnership Agreement from a limited partnership to a limited liability company under the Delaware Limited Liability Company Act (6 Del.C. SEC 18-101, et. seq.) (the "Delaware Limited Liability Company Act"); and

          WHEREAS, the Certificate of Formation (the "Certificate") of the Company will be executed and filed in the office of the Secretary of State of the State of Delaware immediately following the execution and delivery of this Agreement;

          NOW THEREFORE, in consideration of the terms and provisions set forth herein, the mutual benefits to be gained by the performance thereof and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

          SECTION 1.     General.

          (a) Effective as of the date and time of filing of the Certificate in the office of the Secretary of State of the State of Delaware, the parties hereby form a limited liability company under the Delaware Limited Liability Company Act. Except as expressly provided herein, the rights and obligations of the members in connection with the regulation and management of the Company shall be governed by the Delaware Limited Liability Company Act.

          (b)  The name of the Company shall be "Marcus Cable
Operating Company, L.L.C. ". The business of the Company shall be conducted under such name or any other name or names that the members shall determine from time to time.

          (c) The address of the registered office of the Company in the State of Delaware shall be c/o Corporation Trust Company,
1209 Orange Street, Wilmington, Delaware 19801.   The name and
address of the registered agent for service of process on the Company in the State of Delaware shall be Corporation Trust Company, 1209 Orange Street, Wilmington, Delaware 19801. The registered office or registered agent of the Company may be changed from time to time by the members.

          (d) The principal place of business of the Company shall be at 2911 Turtle Creek Boulevard, Suite 1300, Dallas, Texas 75219. At any time, the members may change the location of the Company's principal place of business.

          (e) The term of the Company will commence on the date of the filing of the Certificate in the office of the Secretary of State of the State of Delaware, and will continue and have perpetual existence until dissolved and its affairs wound up in accordance with the provisions of this Agreement.

          (f) The execution of the Certificate by an officer of Marcus Cable Properties, Inc., a Delaware corporation, and the filing thereof in the office of the Secretary of State of the State of Delaware are hereby ratified, confirmed and approved by the members.

          (g) The members shall cause the Company to be qualified, formed or registered under assumed or fictitious name statutes or similar laws in any jurisdiction in which the Company transacts business in which such qualification, formation or registration is required or desirable. Any one of the members, as an authorized person within the meaning of the Delaware Limited Liability Company Act, shall execute, deliver and file any certificates (and any amendments and/or restatements thereof) necessary for the Company to qualify to do business in a jurisdiction in which the Company may wish to conduct business.

          SECTION 2. Purposes. The Company is formed for the object and purpose of, and the nature of the business to be conducted by the Company is, engaging in any lawful act or activity for which limited liability companies may be formed under the Delaware Limited Liability Company Act and engaging in any and all activities necessary, convenient, desirable or incidental to the foregoing.

          SECTION 3. Powers. The Company shall have all powers necessary, appropriate or incidental to the accomplishment of its purposes and all other powers conferred upon a limited liability company pursuant to the Delaware Limited Liability Company Act.

          SECTION 4.     Management.

          (a) Except as otherwise required by applicable law, the powers of the Company shall at all times be exercised by or under the authority of, and the business and affairs of the Company shall be managed by, or under the direction of, the members.

          (b) The act of members holding a majority of the outstanding Units (as hereinafter defined) shall be the act of the members for all purposes of this Agreement.

          (c) The members shall be authorized to elect managers and officers of the Company, who shall have such authority with respect to the management of the business and affairs of the Company as shall be specified by the members in the resolution or resolutions pursuant to which such managers or officers were elected.

          SECTION 5.     Members.

          (a) The members of the Company shall initially be MCC and MCPLP, and such other persons as may be admitted pursuant to the provisions of this Agreement.

          (b) No member shall be liable for the debts, liabilities and obligations of the Company, including any debts, liabilities and obligations under a judgment, decree or order of a court.

          (c) Neither a member nor any of its affiliates, partners, members, directors, managers, officers or employees shall be expressly or impliedly restricted or prohibited by virtue of this Agreement or the relationships created hereby from engaging in other activities or business ventures of any kind or character whatsoever. Except as otherwise agreed in writing, each of the members and its affiliates, partners, members, directors, managers, officers and employees shall have the right to conduct, or to possess a direct or indirect ownership interest in, activities and business ventures of every type and description, including activities and business ventures in direct competition with the Company.

          SECTION 6. Units. Each member has heretofore made the capital contribution described in Article III of the MCOC Partnership Agreement. MCC shall hold 99.80 units ("Units") of limited liability company interest in the Company and MCPLP shall hold 0.20 Units.

          SECTION 7. Distributions. The Company may from time to time distribute to the members such amounts in cash and other assets as shall be determined by the members. Each such distribution shall be divided among the members in proportion to the number of Units then held by them.

          SECTION 8.     Allocations.  The profits and losses of
the Company shall be allocated to the members in proportion to the number of Units held by them.

          SECTION 9.     Dissolution; Winding Up.

          (a) The Company shall be dissolved upon (i) the adoption of a plan of dissolution by the members or (ii) the occurrence of any event required to cause the dissolution of the Company under the Delaware Limited Liability Company Act.

          (b) Any dissolution of the Company shall be effective as of the date on which the event occurs giving rise to such dissolution, but the Company shall not terminate unless and until all its affairs have been wound up and its assets distributed in accordance with the provisions of the Delaware Limited Liability Company Act.

          (c) Upon dissolution of the Company, the Company shall continue solely for the purposes of winding up its business and affairs as soon as reasonably practicable. Promptly after the dissolution of the Company, the members shall designate one or more persons (the "Liquidating Trustees") to accomplish the winding up of the business and affairs of the Company. Upon their designation, the Liquidating Trustees shall immediately commence to wind up the affairs of the Company in accordance with the provisions of this Agreement and the Delaware Limited Liability Company Act. In winding up the business and affairs of the Company, the Liquidating Trustees may take any and all actions that they determine in their sole discretion to be in the best interests of the members, including, but not limited to, any actions relating to (i) causing written notice by registered or certified mail of the Company's intention to dissolve to be mailed to each known creditor of and claimant against the Company, (ii) the payment, settlement or compromise of existing claims against the Company,
(iii) the making of reasonable provisions for payment of contingent claims against the Company and (iv) the sale or disposition of the properties and assets of the Company. It is expressly understood and agreed that a reasonable time shall be allowed for the orderly liquidation of the assets of the Company and the satisfaction of claims against the Company so as to enable the Liquidating Trustees to minimize the losses that may result from a liquidation.

          SECTION 10. Transfer. A member shall not transfer (whether by sale, assignment, gift, pledge, hypothecation, mortgage, exchange or otherwise) all or any part of its limited liability company interest in the Company to any other person without the prior written consent of each of the other members; provided, however, that this Section 10 shall not restrict the ability of any member to transfer (at any time) all or a portion of its limited liability company interest in the Company to another member.

          SECTION 11.  Admission of Additional Members.   The
admission of additional members to the Company shall be accomplished by amendment of this Agreement and, if required by the Delaware Limited Liability Company Act, by the filing of an appropriate amendment to the Certificate in the office of the Secretary of State of the State of Delaware. An assignment or transfer of a member's limited liability company interest shall entitle an assignee to become or to exercise any rights or powers of a member, including but not limited to a member's right to participate in the management of the business and affairs of the Company.

          SECTION 12. Tax Matters. The members agree that, so long as the Company has more than one member, it is their intention that the Company shall be treated as a partnership for purposes of United States federal, state and local income tax laws, and further agree not to take any position or make any election, in a tax return or otherwise, inconsistent herewith. So long as the Company is a partnership for federal income tax purposes, MCC is hereby designated as the "tax matters partner" of the Company (the "Tax Matters Member") for purposes of section 6231(a)(7) of the Internal Revenue Code of 1986, as amended (the "Code"), and shall have the power to manage and control, on behalf of the Company, any administrative proceeding at the Company level with the Internal Revenue Service relating to the determination of any item of Company income, gain, loss, deduction or credit for federal income tax purposes. In the event that the Company becomes a sole member entity, it is intended that for federal income tax purposes its assets be deemed to be owned by the sole member in accordance with applicable Treasury Regulations. The members hereby agree that the Company shall make the election provided by Section 754 of the Code on its first tax return filed after the date hereof.

                    SECTION 13.   Exculpation and Indemnification.

          (a) Neither the members, their affiliates, nor any person who at any time shall serve, or shall have served, as a director, officer, employee or other agent of any member or any such affiliate and who, in such capacity, shall engage, or shall have engaged, in activities on behalf of the Company (a "Specified Agent") shall be liable, in damages or otherwise, to the Company or to any of the other members for and neither the Company nor any other member shall take any action against the members, their affiliates or any Specified Agent, in respect of any loss which arises out of any acts or omissions performed or omitted by it pursuant to the authority granted by this Agreement, or otherwise performed on behalf of the Company, if such member, such affiliate, or such Specified Agent, as applicable, in good faith, determined that such course of conduct was in the best interests of the Company. Each member shall look solely to the assets of the Company for return of its investment, and if the property of the Company remaining after the discharge of the debts and liabilities of the Company is insufficient to return such investment, such members shall have no recourse against the Company, the other members or their affiliates, except as expressly provided herein; provided, however, that the foregoing shall not relieve any member of any fiduciary duty or duty of fair dealing to the other members that it may have under applicable law.

          (b) In any threatened, pending or completed claim, action, suit or proceeding to which a member, any of its affiliates, or any Specified Agent was or is a party or is threatened to be made a party by reason of the fact that it is or was engaged in activities on behalf of the Company, including without limitation any action or proceeding brought under the Securities Act of 1933, as amended, against a member, any of their affiliates, or any Specified Agent relating to the Company, the Company shall indemnify and hold harmless the members, any such affiliates, and any such Specified Agents against losses, damages, expenses (including attorneys' fees), judgments and amounts paid in settlement actually and reasonably incurred by or in connection with such claim, action, suit or proceeding; provided, however, that neither the members, any of their affiliates, nor any Specified Agent, shall be indemnified for actions constituting bad faith, willful misconduct, or fraud. Any act or omission by any of the members, any of their affiliates, nor any Specified Agent, if done in reliance upon the opinion of independent legal counsel or public accountants selected with reasonable care by such members, such affiliates, or such Specified Agents, as applicable, shall not constitute bad faith, willful misconduct, or fraud on the part of such members, such affiliates, or such Specified Agents.

          (c) The termination of any claim, action, suit or proceeding by judgment, order or settlement shall not, of itself, create a presumption that any member, its affiliates' or any Specified Agents' act or failure to act constituted bad faith, willful misconduct or fraud under this Agreement.

          (d) Any such indemnification under this Section 13 shall be recoverable only out of the assets of the Company and not from the members.

          SECTION 14.  Miscellaneous.

          (a) A member's limited liability company interest may be evidenced by a certificate of limited liability interest executed by one or more members and in substantially the form attached hereto as Exhibit A (or in such other form as the members may approve).

          (b) The terms and provisions set forth in this Agreement may be amended, and compliance with any term or provision set forth herein may be waived, only by a written instrument executed by each of the members. No failure or delay on the part of any member in exercising any right, power or privilege granted hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or privilege preclude any other or further exercise thereof or the exercise of any other right, power or privilege granted hereunder.

          (c) This Agreement shall be binding upon and inure to the benefit of the members and their respective successors and assigns.

          (d) This Agreement shall be governed by, and construed in accordance with, the laws of the State of Delaware (without regard to any conflicts of law principles that would require the application of the laws of any other jurisdiction).

          (e) In the event that any provision contained in this Agreement shall be held to be invalid, illegal or unenforceable for any reason, the invalidity, illegality or unenforceability thereof shall not affect any other provision hereof.

          (f) This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

           IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed on the date first above written.

                         MARCUS CABLE COMPANY, L.P.

                         By: Marcus Cable Properties, L.P., its
                             general partner

                         By:  Marcus Cable Properties, Inc., its
				   	general partner


                         By:/s/ Richard A. B. Gleiner
                         Name:     Richard A. B. Gleiner
                         Title:    Senior Vice President


                         MARCUS CABLE PROPERTIES, L.P.

                         By:  Marcus Cable Properties, Inc., its
					general partner



                         By:/s/ Richard A. B. Gleiner
                         Name:     Richard A. B. Gleiner
                         Title:    Senior Vice President


                             EXHIBIT A

                   STOCK CERTIFICATE SPECIMEN

THE INTEREST EVIDENCED BY THIS CERTIFICATE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR APPLICABLE STATE SECURITIES LAWS, AND ACCORDINGLY SUCH INTEREST THEREIN MAY NOT BE TRANSFERRED, SOLD OR OTHERWISE DISPOSED OF UNLESS REGISTERED UNDER SUCH ACT AND SUCH LAWS OR PURSUANT TO AN EXEMPTION THEREFROM. TRANSFERS, SALES, PLEDGES, HYPOTHECATIONS AND OTHER DISPOSITIONS OF THE INTEREST EVIDENCED BY THIS CERTIFICATE ARE FURTHER RESTRICTED BY THE TERMS OF THE LIMITED LIABILITY COMPANY AGREEMENT REFERRED TO BELOW.

             MARCUS CABLE OPERATING COMPANY, L.L.C.

               Limited Liability Company Interest

SPECIMEN

                                         Certificate No._______

     This certifies that ___________________, a Member (the "Member") of MARCUS CABLE OPERATING COMPANY, L.L.C., a limited liability company formed under the laws of the State of Delaware (the "Company"), is the registered holder of _____Units of limited liability company interests in the Company, transferable on the books of the Company, in person or by duly authorized attorney, upon surrender of this Certificate properly endorsed and accepted and satisfaction of certain conditions thereto. This Certificate and the Units of limited liability company interests evidenced hereby are issued and shall in all respects be subject to all the provisions of the Limited Liability Company Agreement of the Company as amended or restated from time to time, which Agreement is available for inspection at the principal offices of the Company, to all of which provisions the holder, by acceptance hereof, hereby assets.

     Witness the signature of the duly authorized officer of a Member of the Company.

MARCUS CABLE OPERATING COMPANY, L.L.C.

By:  MARCUS CABLE COMPANY, L.P., a Member
By:  MARCUS CABLE PROPERTIES, L.P., General Partner
By:  MARCUS CABLE PROPERTIES, INC. General Partner

                                             SPECIMEN

By:  ____________________________
     Name:
     Title:                                  Dated:_____________




                                                     Exhibit 10.1

                       EMPLOYMENT AGREEMENT
                       (Jeffrey A. Marcus)

          AGREEMENT, dated as of April 3, 1998 (this "Agreement"), between Marcus Cable Company, L.P., a Delaware limited partnership ("MCC"), and Jeffrey A. Marcus ("Marcus").

          WHEREAS, the current partners of MCC and Vulcan Cable, Inc., a Washington corporation ("Buyer"), have entered into a Purchase Agreement (the "Purchase Agreement"), dated as of even date herewith, pursuant to which Buyer will, directly and indirectly, ultimately acquire all of the partners' interests in MCC (the "Acquisition");

          WHEREAS, Buyer wishes to secure the services of Marcus as Chairman, and pending the selection of a successor President and Chief Executive Officer (the "Successor President"), as President and Chief Executive Officer of MCC, and as a member of the governing board of MCC and its ultimate general partner (the
"Board");

          WHEREAS, Buyer desires that MCC enters into this Agreement to assure itself of Marcus' availability as of the Closing Date (as defined in the Purchase Agreement); and

          WHEREAS, Marcus is willing to enter into this Agreement upon the terms and conditions hereinafter set forth.

          NOW, THEREFORE, in consideration of the premises and the mutual covenants and obligations contained herein, the parties agree, intending to be legally bound, as follows:

          1.   Employment; Term.

               1.1  During the Agreement Term (as defined in
Section 1.2), MCC shall employ Marcus, and Marcus shall serve as Chairman, President and Chief Executive Officer until such time that a Successor President is jointly selected by Marcus and the Buyer. Thereafter, Marcus shall continue to serve as Chairman. During the entire Agreement Term, Marcus shall be a member of the Board. In addition, Marcus shall serve as the Chairman, and prior to the selection of the Successor President, as President and Chief Executive Officer, and as a member of the governing boards of such direct or indirect subsidiaries of MCC as Marcus shall from time to time determine.

               1.2 The term of this Agreement (the "Agreement Term") shall commence on the Closing Date and terminate on the third anniversary of the Closing Date, unless sooner terminated pursuant to the provisions of Section 8 or Section 9. Notwithstanding anything to the contrary, this Agreement shall be void and of no force and effect if the Purchase Agreement is terminated in accordance with its terms.

          2.   Duties and Authority.

               2.1 During the Agreement Term, under the direction and subject to the control of the Board (which direction shall be such as is customarily exercised over a chief executive officer), Marcus shall be responsible for the strategic direction, business, affairs, properties and operations of MCC and shall have general charge, management and control of MCC, with all such powers and authority with respect to such business, affairs, properties and operations as may be reasonably incident to such duties and responsibilities, including, without limitation, but subject to
Section 1.1 with respect to the selection of the Successor President, control over the hiring and termination of MCC's management team. Following the selection of the Successor President, Marcus shall delegate to the Successor President those powers and authority as jointly determined by Marcus and the Buyer.

               2.2 Throughout the Agreement Term, Marcus will be the Chairman of any executive or compensation committee and a member of any finance committee, if any, of the Board.

               2.3 During the Agreement Term it shall not be a violation of this Agreement for Marcus to: (a) subject to the provisions of Section 10, serve as a director and/or executive officer of another business, (b) serve on civic or charitable boards or committees, (c) deliver lectures, fulfill speaking engagements or teach at educational institutions or (d) manage personal investments. Prior to the appointment of the Successor President, Marcus will commit such time to his responsibilities under this Agreement as is consistent with past practice. Following the appointment of the Successor President, Marcus will determine, in his sole discretion, the time commitment needed to fulfill his responsibilities under this Agreement.

          3.   Location.

          During the Agreement Term, Marcus' services under this Agreement shall be performed principally in Dallas, Texas. The parties, however, acknowledge and agree that the nature of Marcus' duties hereunder shall require reasonable travel from time to time.

          4.   Cash Compensation.

               4.1 Base Salary. During the Agreement Term, MCC shall pay to Marcus, in monthly or more frequent installments in accordance with MCC's regular payroll practices for senior executives: (a) from the Closing Date through the date on which a Successor President commences his or her employment with MCC, a base salary of not less than $1,500,000 per annum, and
(b) thereafter, a base salary of not less than $750,000 per annum; provided, however, that, in each case, such minimum base salary shall be adjusted upward, as of January 1, 1999, and as of each successive January 1 to the end of the Agreement Term, by 10% (as so adjusted, including pursuant to the next sentence, the "Base Salary"). It is understood that MCC may, at any time, in the discretion of the Board, increase, but not decrease, Marcus' Base Salary.

               4.2  Bonus.

                    4.2.1     In addition to his Base Salary,
Marcus shall be entitled to receive with respect to each calendar year (or portion thereof) during the Agreement Term, a bonus ("Bonus") of 50% of current Base Salary, of which 50% will be discretionary, 25% will be based on actual cash flow to budget and 25% will be based on customer count to budget, and will be determined in a manner consistent with MCC's existing executive bonus plan. On the Closing Date, Marcus will be paid his Bonus with respect to the period from January 1, 1998 through the Closing Date.

                    4.2.2     Each Bonus, other than the Bonus
payable on the Closing Date, shall be paid to Marcus as soon as practicable, but in no event later than March 31 following the end of each calendar year. The amount of the Bonus payable with respect to any period of less than an entire year shall be determined by multiplying the Bonus that would have been payable with respect to the whole such year (using actual results for such year and assuming that this Agreement had been in effect the entire such year) by a fraction, the numerator of which is the number of days of such year included in the Agreement Term and the denominator of which is 365.

               4.3  Options.

                    4.3.1     As additional consideration for
Marcus entering into this Agreement, Marcus shall be granted, beginning no later than six months (or at such later time that may be agreed upon by the parties) after the Closing Date, options (or, as appropriate, partnership "profits interests" having substantially the same economic attributes as such options) and vesting characteristics (modified appropriately to take into account differences in form)) representing a share of the Management Option Pool (as defined below) which is commensurate with Marcus' position with the Company and is mutually agreed upon by Marcus and the Buyer.

                    4.3.2 There shall be reserved for grants to be jointly agreed upon by Marcus and the Buyer to employees of MCC and its direct and indirect subsidiaries, including Marcus, options (or, as appropriate, partnership "profits interests" having substantially the same economic attributes as such options) and vesting characteristics (modified appropriately to take into account differences in form)) representing at least 10% of the equity of MCC determined on a fully diluted basis as of the Closing Date (after taking into account all possible issuances of equity contemplated in this Section 4.3) (the "Management Option Pool"). At least 25% of the Management Option Pool options will be granted within six months after the Closing Date. Such options will have a strike price equal to fair market value at date of grant or as otherwise mutually agreed upon by Marcus and the Buyer. In addition, in the event options rather than "profits interests" are granted, such options shall have a term of ten years (subject to earlier termination as provided elsewhere herein), and such options shall vest on anniversaries of the Closing Date, in equal amounts, over four years from the Closing Date; provided that the vesting of Marcus' remaining unvested options shall be accelerated if MCC does not offer to renew this Agreement through the vesting period.

                    4.3.3 MCC shall comply with all federal and state securities laws, rules and regulations applicable to the issuance of the options referred to in this Section 4.3 and the securities issuable upon exercise of such options. At such time that MCC is subject to the Securities Exchange Act of 1934, as amended, as the result of an offering of any of its equity, MCC shall cause the securities issuable upon exercise of such options to be registered pursuant to the Securities Act of 1933, as amended, on Form S-8 or an equivalent form (and on a Form S-3 resale registration statement, if appropriate), and all other applicable federal securities laws and state securities or blue sky laws, and shall cause such securities to be approved for quotation on the exchange on which MCC's equity is then or on which it will be traded, and shall bear all expenses in connection with such registration, quotation and compliance.

          5.   Expenses.

               In addition to the compensation provided in Section 4, MCC shall pay or reimburse Marcus for all reasonable business expenses actually incurred or paid by him during the Agreement Term in the performance of his services hereunder upon presentation of expense statements, vouchers, or such other supporting information as MCC may customarily require of its senior executives.

          6.   Additional Benefits.

               6.1  During the Agreement Term:

                    (a)  Marcus shall be entitled to reasonable
annual vacation periods, not less than an aggregate of four weeks in each calendar year, with full pay and benefits.

                    (b) Marcus shall be eligible for sick leave in accordance with MCC's customary practice for senior executives.

                    (c) Marcus shall be entitled to participate in any life insurance (term only), disability insurance, other insurance, pension, profit-sharing, equity option, equity purchase or other benefit plan of MCC now existing or hereafter adopted for the benefit of the employees generally or of the executives of MCC.

                    (d) MCC will directly or indirectly maintain its ownership of four fractional interests in aircraft operated by Executive Jet Aviation, Inc. Such ownership entitles MCC to the following aircraft usages: (i) 100 hours per year, G-IV SP or equivalent, (ii) 100 hours per year, Citation X or equivalent,
(iii) 200 hours per year, Hawker 1000 or equivalent and (iv) 100 hours per year, Citation V or equivalent. Marcus will have unlimited use of these aircraft subject to the foregoing time limits for business or personal use; provided that Marcus' use shall be limited to MCC business use after the appointment of the Successor President. Any personal use will be additional income to Marcus in accordance with the Internal Revenue Code of 1986, as amended, and shall be in addition to, and not in lieu of, any other compensation provided for herein.

                    (e)  MCC shall furnish and bear (or reimburse
Marcus promptly upon request for) all business expenses of operation of a car with a value of up to $100,000. Such car shall be replaced with a new car every two years.

                    (f)  MCC will continue to employ a personal
accountant and two secretaries for Marcus; provided that MCC will only be obligated to employ one secretary and no accountant after the appointment of the Successor President.

                    (g) MCC will provide Marcus with his current office, at its current physical location, at 2911 Turtle Creek Blvd., Suite 1300, Dallas, Texas 75219, or in the event MCC no longer has offices at such location, a reasonably equivalent office in a reasonably equivalent building.

                    (h) Marcus shall be entitled to receive such additional benefits as may be granted to him from time to time by the Board.

               6.2 In addition, during the Agreement Term but only prior to the appointment of the Successor President:

                    (a) MCC shall pay periodic fees and dues for Marcus' membership in a country club selected by Marcus.

                    (b) MCC shall pay both initiation and periodic fees and dues for Marcus' membership in any health or athletic club and lunch club selected by Marcus.

               6.3 On the Closing Date, MCC and Marcus will enter into an Indemnification Agreement in the form of Exhibit A attached hereto.

               6.4 No payment or benefit made or provided under this Agreement shall be deemed to constitute payment to Marcus, his legal representatives or beneficiaries in lieu of, or in reduction of, any benefit or payment under an insurance, pension, profit-sharing or other benefit plan, and no payment under any such plan shall reduce any payment or benefit due under this Agreement.

          7.   Certain Additional Payments by MCC.

               7.1 Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment, distribution or transfer by MCC or any affiliate or any other person or other event occurring with respect to Marcus and MCC for Marcus' benefit (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement (including pursuant to any of MCC's benefit plans)), determined without regard to any additional payment required under this Section 7 (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (and any successor provision and any similar provision of state or local income tax law) (collectively, "Section 4999"), or any interest or penalty is incurred by Marcus with respect to such excise tax (such excise tax, together with any such interest or penalty, hereinafter collectively to be referred to as the "Excise Tax"), then Marcus shall be entitled to receive or have paid to the Internal Revenue Service or other appropriate authority (and any relevant state or local authority) ("IRS") on his behalf an additional payment (a "Gross-Up Payment") in an amount equal to the sum of (a) the Excise Tax plus (b) all other taxes, penalties and interest (including any excise tax imposed by Section 4999) paid or payable by Marcus on account of the operation of this Section 7, such that, after payment by Marcus of all such other taxes (including any interest or penalty imposed with respect to such taxes) and any Excise Tax imposed upon the Gross-Up Payment, Marcus shall be in the same position as he would have been had no Excise Tax been imposed upon the Payments.

                    7.1.1 Subject to the provisions of Section 7.3, all determinations required to be made under this Section 7, including whether and when a Gross-Up Payment is required, the amount of such Gross-Up Payment, and the assumptions to be utilized in arriving at such determination, shall be made by KMPG Peat Marwick, Dallas, Texas, or any other nationally recognized accounting firm (the "Accounting Firm") that shall be MCC's outside auditors at the time of such determination, which Accounting Firm shall provide detailed supporting calculations to Marcus and MCC within 15 business days of the receipt of notice from MCC or Marcus that there has been a Payment that the person giving notice believes may be subject to the Excise Tax, or such earlier time as shall be requested by MCC. All fees and expenses of the Accounting Firm shall be borne solely by MCC or Marcus. Any Gross-Up Payment, as determined pursuant to this Section 7, shall be paid by MCC to the IRS on Marcus' behalf within ten business days after the receipt of the Accounting Firm's determination. If the Accounting Firm shall determine that no Excise Tax is payable by Marcus, it shall furnish to Marcus written advice that failure to report the Excise Tax on Marcus' applicable federal income tax return would not be reasonably likely to result in the imposition of a penalty for fraud, negligence, or disregard of rules or regulations. Any determination by the Accounting Firm shall be binding upon MCC and Marcus in determining whether a Gross-Up Payment is required or the amount thereof (subject to Section 7.1.2 and 7.2), in the absence of material mathematical or legal error.

                    7.1.2     As a result of uncertainty in the
application of Section 4999 of the Internal Revenue Code of 1986, as amended from time to time, and the regulations promulgated thereunder (the "Code"), that may exist at the time of the initial determination by the Accounting Firm, it may be possible that in making the calculations required to be made hereunder, the Accounting Firm shall determine that a Gross-Up Payment need not be made that properly should be made ("Underpayment") or that a Gross-Up Payment not properly needed to be made should be made ("Overpayment"). In the event that MCC shall exhaust or fail to adequately pursue its remedies pursuant to Section 7.2, and Marcus thereafter shall be required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that occurred, and MCC shall promptly pay the amount thereof to the IRS on Marcus' behalf. In the event that the Accounting Firm shall determine that an Overpayment was made, the parties will cooperate in taking all necessary actions to make a claim for refund with respect to such Overpayment.

                    7.1.3     Notwithstanding the foregoing,
payments received by Marcus in connection with the consummation of the transactions provided for in the Purchase Agreement shall not be covered by this Section 7.

               7.2 Marcus shall give MCC written notice of any claim by the IRS that, if successful, would require the payment by MCC of a Gross-Up Payment. Marcus shall give such notice within ten business days after Marcus shall be informed in writing of such claim, provided that failure by Marcus to provide such notice shall not result in a waiver or forfeiture of any rights of Marcus under this Section 7 except to the extent of actual damages suffered by MCC as a result of such failure; provided further that if such failure prevents the contest of such claim, no payment shall be required with respect to such claim by MCC under this Section 7. Marcus shall not pay such claim prior to the expiration of 15 days following the date on which Marcus gives such notice to MCC. If MCC shall notify Marcus in writing prior to the expiration of such 15-day period that MCC desires to contest such claim, Marcus shall:

                    (a)  give MCC any information reasonably
requested by MCC relating to such claim,

                    (b)  take such action in connection with
contesting such claim as MCC shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney selected by MCC and reasonably acceptable to Marcus,

                    (c) cooperate in good faith with MCC's contest of such claim, and

                    (d) permit MCC to control any proceedings to the extent relating to such claim; provided, however, that MCC shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold Marcus harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed in relation to such claim, including all costs and expenses. Without limiting the foregoing provisions of this Section 7.2, and to the extent its actions do not unreasonably interfere or prejudice Marcus' disputes with the IRS as to other issues, MCC shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the IRS in respect of such claim and may, at its sole option, either direct Marcus to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and Marcus agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as MCC shall determine; provided, however, that if MCC shall direct Marcus to pay such claim and sue for a refund, MCC shall advance the amount of such payment to Marcus, on an interest-free basis, and shall indemnify and hold Marcus harmless, on an after-tax basis, for any Excise Tax or income tax (including interest or penalties with respect thereto) imposed with respect to such advance or with respect to any imputed income with respect to such advance, and further provided that any extension of the statute of limitations relating to taxes for Marcus' taxable year with respect to which such contested amount shall be claimed to be due shall be limited solely to such claim. Furthermore, MCC's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder, and Marcus shall be entitled to settle or contest, as the case may be, any other issue raised by the IRS to the extent that such settlement or contest would not be reasonably likely to have a material adverse effect on the issues with respect to the Gross-Up Payment.

               7.3 If, after Marcus' receipt of an amount advanced by MCC pursuant to Section 7.2, Marcus shall become entitled to receive any refund with respect to such claim, Marcus shall promptly pay to MCC the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after Marcus' receipt of an amount advanced by MCC pursuant to
Section 7.2, a determination shall be made that Marcus shall not be entitled to any refund with respect to such claim, and MCC shall not notify Marcus in writing of its intent to contest such denial of refund prior to the expiration of 30 days after MCC shall receive notice of such determination, then such advance shall be forgiven and shall not be required to be repaid, and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

               7.4 This Section 7 shall remain in full force and effect following the termination of the Agreement Term for any reason until the expiration of the statute of limitations on the assessment of taxes applicable to Marcus for all periods in which Marcus may incur a liability for taxes (including Excise Taxes), interest or penalties arising out of the operation of this Agreement.

          8.   Termination of Agreement for Cause.

               MCC may terminate the Agreement Term "for cause" upon 30 days' written notice, and all of MCC's obligations under this Agreement shall terminate except (a) their obligation to pay to Marcus amounts accrued, earned or required to be paid for periods up to the date of termination, including, without limitation, under Sections 4.1 and 4.2 hereof, (b) their obligations under Section 7, (c) their obligations with respect to vested options granted as described in Section 4.3, which vested options shall remain exercisable for up to 90 days following the date of termination, (d) their obligations under Section 6.3,
(e) their obligations under Section 13 and (f) their obligations under Section 14.7. As used in this Agreement, the term "for cause" shall mean and be limited to the following events:
(x) Marcus' conviction (which conviction, through lapse of time or otherwise, is not subject to appeal) in a court of law of a felony involving moral turpitude; or (y) Marcus' willful gross misconduct or serious gross neglect of duties, which in either case has resulted, or in all probability will result, in material economic damage to MCC, but in no event shall an action constitute "cause" pursuant to this clause (y) if Marcus believed in good faith that such action or failure to act was in the best interest of MCC; provided however, that the Agreement Term may not be terminated for cause under the immediately preceding clause (y), unless Marcus shall have first received written notice from the Board advising him of the specific acts or omissions alleged to constitute a failure or refusal to perform his duties, and such failure or refusal to perform his duties continues after Marcus shall have had a reasonable opportunity to correct the acts or omissions cited in such notice. In no event shall the alleged mediocre or poor performance of Marcus in his duties hereunder be deemed grounds for termination of this Agreement for cause. Upon a termination for cause, all of Marcus' obligations under this Agreement (other than under Section 10) shall terminate.

          9.   Termination Other Than for Cause.

               9.1  Death.  If Marcus shall die during the
Agreement Term, the Agreement Term shall end, and all of MCC's obligations hereunder shall terminate, except that (a) MCC shall pay to Marcus' estate: (i) within 30 days after his death, the Base Salary with respect to the then current year that would have been payable to Marcus under Section 4.1 had the Agreement Term ended on the last day of the month in which his death occurred;
(ii) at the same time as salary is paid to other employees of MCC, the Base Salary that would have been payable to Marcus pursuant to
Section 4.1 had the Agreement Term continued uninterrupted for an additional 12-month period immediately following the end of the month in which Marcus' death occurred; (iii) as soon as is practicable, but in no event later than March 31 of the year immediately following the year in which Marcus' death occurs, the Bonus that would have been payable to Marcus for the entire year in which Marcus' death occurs (using actual results for such year and assuming that the Agreement Term included the entire such year);
(iv) as soon as is practicable, but in no event later than March 31 of the second year immediately following the year in which Marcus' death occurs, the Bonus that would have been payable to Marcus for the entire year immediately following the year in which Marcus' death occurs (using actual results for such year and assuming that the Agreement Term included the entire such year), multiplied by a fraction, the numerator of which is the number of full and partial months in the Agreement Term in the year of Marcus' death and the denominator of which is 12; (b) all the options previously granted by MCC to Marcus shall be immediately vested and fully exercisable and remain exercisable for up to 90 days following the date of termination, (c) the obligations under Section 6.3 shall continue,
(d) the obligations under Section 7 shall continue, (e) the obligations under Section 13 shall continue and (f) the obligations under Section 14.7 shall continue.

               9.2 Disability. If, during the Agreement Term, Marcus shall become disabled so that he shall be unable substantially to perform his services hereunder (a) for a period of six consecutive months or (b) for an aggregate of six months within any period of 12 consecutive months (a "Disability") then the Board may, at any time during the continuance of such Disability, terminate the Agreement Term under this Section 9.2 on 30 days' prior written notice to Marcus. After such termination, Marcus shall have no further obligation to perform services for MCC pursuant to Section 2, and all of MCC's obligations under this Agreement shall terminate, except that (a) MCC shall pay to Marcus,
(i) within 30 days after such termination, the Base Salary with respect to the then current year that would have been payable to Marcus under Section 4.1 had the Agreement Term ended on the last day of the month in which the Agreement Term was terminated pursuant to this Section 9.2; (ii) at the same time as salary is paid to other Marcus employees of MCC, the Base Salary that would have been payable to Marcus pursuant to Section 4.1 had the Agreement Term continued uninterrupted for an additional 12-month period immediately following the end of the month in which the Agreement Term was terminated pursuant to this Section 9.2; (iii) as soon as is practicable, but in no event later than March 31 of the year immediately following the year in which the Agreement Term was terminated pursuant to this Section 9.2, the Bonus that would have been payable to Marcus for the entire year in which the Agreement Term was terminated pursuant to this Section 9.2 (using actual results for such year and assuming the Agreement Term included the entire such year); (iv) as soon as is practicable, but in no event later than March 31 of the second year immediately following the year in which the Agreement Term was terminated pursuant to this Section 9.2, the Bonus that would have been payable to Marcus for the entire year immediately following the year in which the Agreement Term was terminated pursuant to this
Section 9.2 (using actual results for such year and assuming that Marcus had worked the entire such year), multiplied by a fraction, the numerator of which is the number of full and partial months in the Agreement Term in the year in which the Agreement Term was terminated pursuant to this Section 9.2 and the denominator of which is 12; (b) all the options previously granted by either MCC to Marcus shall be immediately vested and fully exercisable and remain exercisable for up to 90 days following the date of termination, (c) the obligations under Section 6.3 shall continue,
(d) the obligations under Section 7 shall continue, (e) the obligations under Section 13 shall continue and (f) the obligations under Section 14.7 shall continue. Marcus shall have no obligation to accept any employment offered to him by others in order to minimize, or to be set off against, the amounts to which he is entitled pursuant to this Section 9.2; provided, however, that (x) if Marcus shall accept employment offered to him by others during the period referred to in clause (a)(ii) above, the Base Salary referred to in clause (a) (ii) above shall be reduced by the amounts received by Marcus with respect to such employment during the period of time referred to in such clause(a) (ii), and (y) if Marcus shall receive payments in respect of disability insurance provided pursuant to Section 6.1(c), the Base Salary referred to in clause (a) (ii) above shall be reduced by the amounts received by Marcus in respect of such disability insurance for the period of time referred to in such clause (a)(ii). MCC shall not interpose any defense against payment of such amounts based on refusal of Marcus to seek or accept other employment.

               9.3  Termination by Marcus.

                    9.3.1     Marcus may (but shall not be
obligated to) terminate the Agreement Term on 60 days' prior written notice given at any time within 180 days following a Change in Control (as defined below) or, if during the Agreement Term, (a) Marcus shall not be elected (and continued) as a member of the Board, as Chairman of MCC, and prior to the appointment of the Successor President, as President and Chief Executive Officer of MCC, or Marcus shall be removed from any such Board or office; or
(b) MCC shall fail to cure a breach of this Agreement within a reasonable period of time after notice not to exceed 30 days (provided, however, if the breach is unintentional and not susceptible of cure within 30 days but is susceptible of cure within an additional 30 days, and if MCC in good faith has made material efforts to cure such breach within such 30-day period, MCC, upon written notice to Marcus, shall have an additional period of time to cure such breach, but not in any event to exceed an additional 30 days); or (c) there shall have been a material diminution in the authority or responsibilities contemplated in
Section 2; or (d) any benefit to which Marcus is entitled pursuant to Section 6.1 or 6.2 shall have been materially reduced without an effective economic substitute therefor being provided to Marcus; or
(e) Paul Allen or an entity as to which he has effective control shall own or operate cable television systems outside of MCC and its subsidiaries; or (f) Marcus shall be required to perform his principal services under this Agreement at a place other than that set forth in Section 3; or (g) MCC shall fail to comply with the provisions of Section 14.4 hereof relating to specific assumptions of the duties and obligations of MCC under this Agreement, unless such failure is solely due to actions or failure to take actions on the part of Marcus. Such right to terminate the Agreement Term shall be Marcus' exclusive remedy in the event of the occurrence of any of the events described in this Section 9.3.1. For purposes of clause (c) of the preceding sentence, there shall be deemed to have been a material diminution in the authority or responsibilities contemplated in Section 2 if there shall occur any demotion or any material reduction in the scope, level or nature of Marcus' employment hereunder, or of the duties contemplated in Section 2, or if Marcus is assigned duties inconsistent with Marcus' position hereunder. For purposes of this Agreement, a "Change in Control" shall be deemed to have occurred if any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange
Act) (a "Person"), other than Paul Allen or Marcus, acquires beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act), directly or indirectly of 50% or more of the voting power of the outstanding securities of MCC or its ultimate general partner or otherwise controls the selection of a majority of the members of the Board.

                    9.3.2     If Marcus shall elect to terminate
the Agreement Term upon the occurrence of any event described in
Section 9.3.1, or if MCC shall terminate the Agreement Term other than for cause, death or Disability pursuant to Sections 8 and 9 hereof, then Marcus shall have no further obligation to perform services for MCC pursuant to Section 2, but he shall be entitled to receive from MCC, within 30 days after the date of termination of the Agreement Term, in lieu of the amounts that would otherwise be payable hereunder, a lump sum in cash of an amount equal to the sum of (a) the aggregate of Base Salary that would have been payable each year to Marcus pursuant to Section 4.1 for the period beginning on the date of such termination and running through the day on which the Agreement Term would have ended (as extended, if theretofore extended) if not terminated pursuant to this Section 9 but in no event for a period of less than two years (the "Cutoff Date"), and (b) an amount equal to the average Bonus earned or paid under Section 4.2 in the previous three full calendar years of MCC immediately preceding termination of employment, multiplied by the number of whole and partial years (rounded to the nearest 100th (.01)) remaining until the Cutoff Date. In addition, until the Cutoff Date, MCC shall maintain, at its expense, all insurance coverages and medical and health benefits in respect of Marcus that shall have been in effect with respect to him prior to the occurrence of the event entitling Marcus to terminate this Agreement. Further, (a) all of the options previously granted by MCC to Marcus shall be immediately vested and fully exercisable and remain exercisable for up to 90 days following the date of termination, (b) the obligations under Section 6.3 shall continue,
(c) the obligations under Section 7 shall continue, (d) the obligations under Section 13 shall continue and (e) the obligations under Section 14.7 shall continue.

          10.  Protection of Confidential Information.

               10.1 Marcus agrees that, in view of the fact that his work for MCC will bring him into close contact with many confidential affairs of MCC not readily available to the public, he will not disclose during the Agreement Term and for a period of three years thereafter, to any person, firm, corporation, partnership or other entity whatsoever (except MCC or any of their subsidiaries or affiliates, or any officer, director, stockholder, partner, associate, employee, agent or representative thereof) any confidential information secrets of MCC which may come into his possession during the Agreement Term (the "Confidential Materials"). The term "Confidential Materials" does not include information which (a) at the time of disclosure or thereafter is generally available to or known by the public otherwise than by reason of Marcus' disclosure thereof in violation of this Agreement, (b) is, was or becomes available to Marcus on a nonconfidential basis from a source other than MCC, provided that Marcus has no reason to believe that such source is or was bound by a confidentiality agreement with MCC, (c) has been made available, or is made available, on a non-confidential basis to a third party by MCC, by an individual authorized to do so, or (d) is known by Marcus prior to its disclosure to Marcus. Marcus may use and disclose Confidential Materials to the extent necessary to assert any right or defend against any claim arising under this Agreement or pertaining to Confidential Materials or their use, to the extent necessary to comply with any applicable statute, constitution, treaty, rule, regulation, ordinance or order, whether of the United States, any state thereof, or any other jurisdiction applicable to Marcus, or if Marcus receives a request to disclose all or any part of the information contained in the Confidential Materials under the terms of a subpoena, order, civil investigative demand or similar process issued by a court of competent jurisdiction or by a governmental body or agency, whether of the United States or any state thereof, or any other jurisdiction applicable to Marcus.

               10.2 During the Agreement Term, Marcus shall not be employed by, or own an equity interest in, any entity that owns or operates any cable television systems or otherwise provides multi-channel video service or two way return interactive high speed data service in the United States. Notwithstanding anything else contained in this Section 10.2, Marcus may own, for investment purposes only, up to ten percent of the stock of any publicly-held corporation whose stock is either listed on a national stock exchange or on the Nasdaq National Market.

               10.3 During the Agreement Term, Marcus shall not endeavor to entice away from MCC or any of its subsidiaries any employee of MCC or any of its subsidiaries.

               10.4 The parties hereto acknowledge that a breach by Marcus of the terms of this Section 10 will cause MCC irreparable injury. Marcus agrees that MCC is entitled to injunctive and other equitable relief to prevent a breach or threatened breach of this
Section 10, which shall be in addition to any other rights or remedies to which MCC may be entitled.

          11.  Notices.

               All notices, requests, consents and other communications, required or permitted to be given hereunder, shall be in writing and shall be deemed to have been duly given (a) if delivered personally, when delivered; (b) if delivered by overnight carrier, on the first business day following such delivery; (c) if delivered by registered or certified mail, return receipt requested, on the third business day after having been mailed. In any case, each such notice, request, or consent or other communication shall be addressed as follows or to such other address as either party shall designate by notice in writing to the other in accordance herewith.

               11.1 If to MCC:

                    Vulcan Cable, Inc.
                    110 110th Avenue Northeast
                    Bellevue, Washington  98004
                    Attention:  William D. Savoy

               11.2 If to Marcus:

                    Jeffrey A. Marcus
                    6801 Turtle Creek Blvd.
                    Dallas, Texas  75205-1249


          12. Conversion to Consulting Agreement. In the event that due to other business commitments of Marcus, otherwise permitted by this Agreement, it is determined that Marcus' continuation as an employee of MCC will violate the rules and regulations of the Federal Communications Commission, MCC and Buyer agree that this Agreement shall be converted to a Consulting Agreement which will, as closely as possible, provide for the same relative rights and obligations of the parties hereto.

          13.  Put Right.

               13.1 Upon the occurrence of a Trigger Event (as defined below), Marcus shall be entitled to require MCC to repurchase all equity options and equity issued pursuant to exercise of such equity options (the "Subject Securities") then held by Marcus or, if applicable, his estate, for their then fair market value. The "fair market value" of a security shall be the closing price on the exchange or market on which such security is traded or if such security is not so traded, the price which is mutually agreed upon by the parties or determined by an independent appraiser selected by the parties and paid for by MCC. For purposes of this Section, the fair market value of equity options will be the fair market value of the underlying security less the
then applicable strike price of the equity option.   A "Trigger
Event" means the termination of the original term of the Agreement Term for any reason.

               13.2 If Marcus elects to exercise his put right pursuant to Section 13.1, MCC shall repurchase the Subject
Securities not less than 30 nor more than 60 days after it has been notified by Marcus of such election in accordance with Section 11.

          14.  General.

               14.1 This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Texas applicable to agreements made and to be performed entirely in Texas.

               14.2 The Section headings contained herein are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.

               14.3 This Agreement sets forth the entire agreement and understanding of the parties relating to the subject matter hereof, and supersedes all prior agreements, arrangements and understandings, written or oral, between the parties.

               14.4 This Agreement and the benefits hereunder are personal to MCC and are not assignable or transferable, nor may the services to be performed hereunder be assigned by MCC to any person, firm, corporation or other entity; provided, however, that this Agreement and the benefits hereunder may be assigned by MCC to any corporation or other entity acquiring all or substantially all of the assets of MCC or to any corporation or other entity into which MCC may be merged or consolidated, and this Agreement and the benefits hereunder will automatically be deemed assigned to any such corporation or other entity, subject, however, to Marcus' right to terminate the Agreement Term to the extent provided in
Section 9.3. In the event of any assignment of this Agreement to any corporation or other entity acquiring all or substantially all of the assets of MCC or to any other corporation or other entity into which MCC may be merged or consolidated, the responsibilities and duties assigned to Marcus by such successor corporation or other entity shall be the responsibilities and duties of, and compatible with the status of, Marcus' responsibilities, duties and status with MCC. MCC shall require that any successor to MCC agree to assume in writing the obligations of MCC pursuant to this Agreement and the failure to secure such assumption on or prior to the closing of any Change in Control shall constitute a breach of MCC's duties under this Agreement and permit termination of the Agreement Term by Marcus pursuant to Section 9.3.1.

               14.5 Whenever this Agreement provides for any payment to Marcus' estate, such payment may be made instead to such beneficiary or beneficiaries as Marcus may have designated by written notice to MCC; provided, however, that MCC shall not have any liability to Marcus' estate for the payment of estate taxes, local inheritance taxes or otherwise, provided it has actually made payment to such beneficiary or beneficiaries. Marcus shall have the right to revoke any such designation and to redesignate a beneficiary or beneficiaries by written notice to MCC to such effect.

               14.6 This Agreement may be amended, modified, superseded, canceled, renewed or extended and the terms or covenants hereof may be waived, only by a written instrument executed by all of the parties hereto, or in the case of a waiver, by the party waiving compliance. The failure of either party at any time or times to require performance of any provision hereof shall in no manner affect the right at a later time to enforce the same. No waiver by any party of the breach of any term or covenant contained in this Agreement, whether by conduct or otherwise, in any one or more instances, shall be deemed to be, or construed as, a further or continuing waiver of any such breach, or a waiver of the breach of any other term or covenant contained in this Agreement.

               14.7  If any dispute or disagreement arising
hereunder or related hereto shall result in legal action between MCC and Marcus, the prevailing party shall be entitled to recover from the other party any reasonable expenses for attorney's fees and disbursements incurred by him or it in connection with its good faith maintenance or defense of such action, on an after-tax basis.

               14.8  Nothing in this Agreement, expressed or
implied, is intended to confer on any person other than the parties hereto or their respective successors and permitted assigns, any rights, remedies, obligations or liabilities under or by reason of this Agreement.

           IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first above written.

                              MARCUS CABLE COMPANY, L.P.

                              By:  MARCUS CABLE PROPERTIES, L.P.,
                                   General Partner

                                   By:  MARCUS CABLE PROPERTIES,
                                        INC., General Partner



                                       By:/s/ Richard A. B.Gleiner
                                             Richard A. B. Gleiner
                                             Senior Vice President and
                                             General Counsel


                              JEFFREY A. MARCUS



                              /s/ Jeffrey A. Marcus


                            EXHIBIT A


                    MARCUS CABLE COMPANY, L.P.

                    INDEMNIFICATION AGREEMENT


          THIS AGREEMENT ("Agreement") is entered into as of __________, 1998, between Marcus Cable Company, L.P., a Delaware limited partnership (the "Company"), and ____________________
("Indemnitee").

                Background Statement and Recitals

          Highly competent and experienced persons are becoming more reluctant to serve companies as officers, directors or in other capacities unless they are provided with adequate protection through insurance and adequate indemnification against inordinate risks of claims and actions against them arising out of their service to and activities on behalf of the company.

          The Board of Directors (the "Board") of Marcus Cable Properties, Inc., a Delaware corporation (the general partner of Marcus Cable Properties, L.P., a Delaware limited partnership, which in turn is the general partner of the Company) (the "General Partner") has determined that the inability of the Company to attract and retain such persons would be detrimental to the best interests of the Company and its investors and that the Company should act to assure such persons that there will be increased certainty of such protection in the future.

          The Board has also determined that it is reasonable, prudent and necessary for the Company, in addition to purchasing and maintaining directors' and officers' liability insurance (or otherwise providing for adequate arrangements of self-insurance), contractually to obligate itself to indemnify such persons to the fullest extent permitted by applicable law so that they will serve or continue to serve the Company free from undue concern that they will not be so indemnified.

          Pursuant to that certain Employment Agreement (the "Employment Agreement") between the Company and _________________, dated as of ____________, 1998, Indemnitee is willing to serve, continue to serve and to take on additional service for or on behalf of the Company on the condition that he be so indemnified.

          NOW, THEREFORE, in consideration of the foregoing and the mutual covenants herein contained, and other good and valuable consideration, the sufficiency and receipt of which are hereby acknowledged, the parties hereby agree as follows:

                            ARTICLE XV

                       CERTAIN DEFINITIONS

          As used herein, the following words and terms shall have the following respective meanings:

          "Change in Control" means a change in control of the Company of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A (or in response to any similar item on any similar schedule or form) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not the Company is then subject to such reporting requirement; provided, however, that, without limiting the generality of the foregoing, a Change in Control shall be deemed to have occurred (irrespective of the applicability of the initial clause of this definition) if at any time any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act, but excluding (a) Paul Allen, (b) any employee benefit plan of the Company or of any subsidiary of the Company, and (c) any entity organized, appointed or established by the Company pursuant to the terms of any such plan) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company's or the General Partner's then outstanding securities or has the ability to appoint a majority of the members of the Board.

          "Claim" means an actual or threatened claim or request for relief.

          "Corporate Status" means the status of a person who is or was a director, nominee for director, officer, employee, agent or fiduciary of the Company or the General Partner (including any predecessors to the Company or the General Partner), or of any other corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise which such person is or was serving at the request of the Company or the General Partner.

          "Disinterested Director," with respect to any request by Indemnitee for indemnification hereunder, means a director of the General Partner who neither is nor was a party to the Proceeding or subject to a Claim, issue or matter in respect of which indemnification is sought by Indemnitee.

          "DRULP" means the Delaware Revised Uniform Limited
Partnership Act and any successor statute thereto as either of them may be amended from time to time.

          "Expenses" means all attorneys' fees, retainers, court costs, transcript costs, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees and all other disbursements or expenses of the types customarily incurred in connection with prosecuting, defending, preparing to prosecute or defend, investigating, being or preparing to be a witness in, or participating in (including on appeal), a Proceeding.

          "Independent Counsel" means a law firm, or a member of a law firm, that is experienced in matters of corporation law and partnership law, and neither contemporaneously is, nor in the five years theretofore has been, retained to represent (a) the Company, the General Partner or Indemnitee in any matter material to either such party, (b) any other party to the Proceeding giving rise to a claim for indemnification hereunder or (c) the beneficial owner, directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company's or the General Partner's then outstanding voting securities (other than, in each such case, with respect to matters concerning the rights of Indemnitee under this Agreement, or of other indemnitees under similar indemnification agreements). Notwithstanding the foregoing, the term "Independent Counsel" shall not include any person who, under the applicable standards of professional conduct then prevailing, would have a conflict of interest in representing either the Company, the General Partner or Indemnitee in an action to determine Indemnitee's rights under this Agreement.

          "person" shall have the meaning ascribed to such term in Sections 13(d) and 14(d) of the Exchange Act.

          "Proceeding" means any threatened, pending or completed action, suit, arbitration, alternate dispute resolution mechanism, administrative hearing or any other proceeding, whether civil, criminal, administrative or investigative and whether or not based upon events occurring, or actions taken, before the date hereof (except any of the foregoing initiated by Indemnitee pursuant to Article VI or Section 7.8 to enforce his rights under this Agreement), and any inquiry or investigation that could lead to, and any appeal in or related to, any such action, suit, arbitration, alternative dispute resolution mechanism, hearing or proceeding.

                            ARTICLE XVI

                      SERVICES BY INDEMNITEE

          Section 16.1 Services. Indemnitee agrees to serve, or continue to serve, the Company and the General Partner pursuant to the Employment Agreement and, as the Company has requested or may request from time to time, as a director, officer, employee, agent or fiduciary of another corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise. Indemnitee and the Company each acknowledge that they have entered into this Agreement as a means of inducing Indemnitee to serve, or continue to serve, the Company and the General Partner in such capacities. Indemnitee may at any time and for any reason resign from such position or positions (subject to the terms and conditions of the Employment Agreement, any other contractual obligation or any obligation imposed by operation of law). The Company shall have no obligation under this Agreement to continue Indemnitee in any such position or positions.


                           ARTICLE XVII

                         INDEMNIFICATION

          Section 17.1 General. The Company shall indemnify, and advance Expenses to, Indemnitee to the fullest extent permitted by applicable law in effect on the date hereof and to such greater extent as applicable law may thereafter from time to time permit. The rights of Indemnitee provided under the preceding sentence shall include, but shall not be limited to, the right to be indemnified and to have Expenses advanced in all Proceedings to the fullest extent permitted by Section 17-108 of the DRULP. The provisions set forth in this Agreement are provided in addition to and as a means of furtherance and implementation of, and not in limitation of, the obligations expressed in this Article III.

          Section 17.2 Proceedings Other Than by or in Right of the Company. Indemnitee shall be entitled to indemnification pursuant to this Section 3.2 if, by reason of his Corporate Status, he was, is or is threatened to be made, a party to any Proceeding, other than a Proceeding by or in the right of the Company.
Pursuant to this Section 3.2, the Company shall indemnify Indemnitee against Expenses, judgments, penalties, fines and amounts paid in settlement (including all interest, assessments and other charges paid or payable in connection with any such Expenses, judgments, penalties, fines and amounts paid in settlement) actually and reasonably incurred by him or on his behalf in connection with such Proceeding or any Claim, issue or matter therein, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal Proceeding, had no reasonable cause to believe his conduct was unlawful. Nothing in this Section 3.2 shall limit the benefits of Section 3.1 or any other Section hereunder.

          Section 17.3 Proceedings by or in Right of the Company. Indemnitee shall be entitled to indemnification pursuant to this
Section 3.3 if, by reason of his Corporate Status, he was, is or is threatened to be made, a party to any Proceeding brought by or in the right of the Company to procure a judgment in its favor. Pursuant to this Section 3.3, the Company shall indemnify Indemnitee against Expenses actually and reasonably incurred by him or on his behalf in connection with such Proceeding or any Claim, issue or matter therein, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company. Notwithstanding the foregoing, no indemnification against such Expenses shall be made in respect of any Claim, issue or matter in such Proceeding as to which Indemnitee shall have been adjudged to be liable to the Company if applicable law prohibits such indemnification; provided, however, that, if applicable law so permits, indemnification against such Expenses shall nevertheless be made by the Company in such event if and only to the extent that the Court of Chancery of the State of Delaware or other court of competent jurisdiction (the "Court"), or the court in which such Proceeding shall have been brought or is pending, shall so determine. Nothing in this Section 3.3 shall limit the benefits of Section 3.1 or any other Section hereunder.

                          ARTICLE XVIII

                             EXPENSES

          Section 18.1 Expenses of a Party Who Is Wholly or Partly Successful. Notwithstanding any other provision of this Agreement to the contrary (except as set forth in Section 7.2(c) or 7.6), and without a requirement for any determination described in
Section 5.2, the Company shall indemnify Indemnitee against all Expenses actually and reasonably incurred by him or on his behalf in connection with any Proceeding to which Indemnitee was or is a party by reason of his Corporate Status and in which Indemnitee is successful, on the merits or otherwise. If Indemnitee is not wholly successful, on the merits or otherwise, in a Proceeding but is successful, on the merits or otherwise, as to any Claim, issue or matter in such Proceeding, the Company shall indemnify Indemnitee against all Expenses actually and reasonably incurred by him or on his behalf relating to each successfully resolved Claim, issue or matter. For purposes of this Section 4.1 and without limitation, the termination of a Claim, issue or matter in a Proceeding by dismissal, with or without prejudice, shall be deemed to be a successful result as to such Claim, issue or matter.

          Section 18.2 Expenses of a Witness or Non-Party. Notwithstanding any other provision of this Agreement to the contrary, to the extent that Indemnitee is, by reason of his Corporate Status, a witness or otherwise participates in any Proceeding at a time when he is not a party in the Proceeding, the Company shall indemnify him against all Expenses actually and reasonably incurred by him or on his behalf in connection therewith.

          Section 18.3 Advancement of Expenses. The Company shall pay all reasonable Expenses incurred by or on behalf of Indemnitee in connection with any Proceeding, whether brought by or in the right of the Company or otherwise, in advance of any determination with respect to entitlement to indemnification pursuant to Article V within 15 days after the receipt by the General Partner of a written request from Indemnitee requesting such payment or payments from time to time, whether prior to or after final disposition of such Proceeding. Such statement or statements shall reasonably evidence the Expenses incurred by Indemnitee. Indemnitee hereby undertakes and agrees that he will reimburse and repay the Company for any Expenses so advanced to the extent that it shall ultimately be determined (in a final adjudication by a court from which there is no further right of appeal or in a final adjudication of an arbitration pursuant to
Section 6.1 if Indemnitee elects to seek such arbitration) that Indemnitee is not entitled to be indemnified by the Company against such Expenses.

                           ARTICLE XIX

            PROCEDURE FOR DETERMINATION OF ENTITLEMENT
                        TO INDEMNIFICATION

          Section 19.1 Request by Indemnitee. To obtain indemnification under this Agreement, Indemnitee shall submit to the General Partner a written request, including therein or therewith such documentation and information as is reasonably available to Indemnitee and is reasonably necessary to determine whether and to what extent Indemnitee is entitled to indemnification. The Secretary or an Assistant Secretary of the General Partner shall, promptly upon receipt of such a request for indemnification, advise the members of the Board in writing that Indemnitee has requested indemnification.

          Section 19.2 Determination of Request. Upon written request by Indemnitee for indemnification pursuant to Section 5.1, a determination, if required by applicable law, with respect to Indemnitee's entitlement thereto shall be made in the specific case as follows:

               (a) If a Change in Control shall have occurred, by Independent Counsel in a written opinion to the Board, a copy of which shall be delivered to Indemnitee unless Indemnitee shall request that such determination be made by the Disinterested Directors, in which case in the manner provided for in clause (i) of paragraph (b) below;

               (b) If a Change in Control shall not have occurred,
     (i) by a majority vote of the Disinterested Directors, even though less than a quorum of the Board, or (ii) if there are no Disinterested Directors, or if such Disinterested Directors so direct, by Independent Counsel in a written opinion to the Board, a copy of which shall be delivered to the Indemnitee, or (iii) if Indemnitee and the Company mutually agree, by a majority vote of the disinterested stockholders of the General Partner; or

               (c) As provided in Section 5.4(b).

If it is so determined that Indemnitee is entitled to indemnification hereunder, payment to Indemnitee shall be made within 15 days after such determination. Indemnitee shall cooperate with the person or persons making such determination with respect to Indemnitee's entitlement to indemnification, including providing to such person upon reasonable advance request any documentation or information that is not privileged or otherwise protected from disclosure and that is reasonably available to Indemnitee and reasonably necessary for such determination. Any costs or expenses (including attorneys' fees and disbursements) incurred by Indemnitee in so cooperating with the person or persons making such determination shall be borne by the Company (irrespective of the determination as to Indemnitee's entitlement to indemnification), and the Company shall indemnify and hold harmless Indemnitee therefrom.

          Section 19.3 Independent Counsel. If a Change in Control shall not have occurred and the determination of entitlement to indemnification is to be made by Independent Counsel, the Independent Counsel shall be selected by (a) a majority vote of the Disinterested Directors, even though less than a quorum of the Board or (b) if there are no Disinterested Directors, by a majority vote of the Board, and the General Partner shall give written notice to Indemnitee, within 10 days after receipt by the General Partner of Indemnitee's request for indemnification, specifying the identity and address of the Independent Counsel so selected. If a Change in Control shall have occurred and the determination of entitlement to indemnification is to be made by Independent Counsel, the Independent Counsel shall be selected by Indemnitee, and Indemnitee shall give written notice to the General Partner, within 10 days after submission of Indemnitee's request for indemnification, specifying the identity and address of the Independent Counsel so selected (unless Indemnitee shall request that such selection be made by the Disinterested Directors, in which event the General Partner shall give written notice to Indemnitee, within 10 days after receipt of Indemnitee's request for the Disinterested Directors to make such selection, specifying the identity and address of the Independent Counsel so selected). In either event, (i) such notice to Indemnitee or the General Partner, as the case may be, shall be accompanied by a written affirmation of the Independent Counsel so selected that it satisfies the requirements of the definition of "Independent Counsel" in Article I and that it agrees to serve in such capacity and (ii) Indemnitee or the General Partner, as the case may be, may, within seven days after such written notice of selection shall have been given, deliver to the General Partner or to Indemnitee, as the case may be, a written objection to such selection. Any objection to selection of Independent Counsel pursuant to this Section 5.3 may be asserted only on the ground that the Independent Counsel so selected does not meet the requirements of the definition of "Independent Counsel" in
Article I, and the objection shall set forth with particularity the factual basis of such assertion. If such written objection is timely made, the Independent Counsel so selected may not serve as Independent Counsel unless and until the Court has determined that such objection is without merit. In the event of a timely written objection to a choice of Independent Counsel, the party originally selecting the Independent Counsel shall have seven days to make an alternate selection of Independent Counsel and to give written notice of such selection to the other party, after which time such other party shall have five days to make a written objection to such alternate selection. If, within 30 days after submission of Indemnitee's request for indemnification pursuant to Section 5.1, no Independent Counsel shall have been selected and not objected to, either the General Partner or Indemnitee may petition the Court for resolution of any objection that shall have been made by the Company or Indemnitee to the other's selection of Independent Counsel and/or for the appointment as Independent Counsel of a person selected by the Court or by such other person as the Court shall designate, and the person with respect to whom an objection is so resolved or the person so appointed shall act as Independent Counsel under Section 5.2. The Company shall pay any and all reasonable fees and expenses incurred by such Independent Counsel in connection with acting pursuant to Section 5.2, and the Company shall pay all reasonable fees and expenses incident to the procedures of this Section 5.3, regardless of the manner in which such Independent Counsel was selected or appointed. Upon the due commencement of any judicial proceeding or arbitration pursuant to
Section 6.1, Independent Counsel shall be discharged and relieved of any further responsibility in such capacity (subject to the applicable standards of professional conduct then prevailing).

          Section 19.4   Presumptions and Effect of Certain
Proceedings.

               (a) Indemnitee shall be presumed to be entitled to indemnification under this Agreement upon submission of a request for indemnification pursuant to Section 5.1, and the Company shall have the burden of proof in overcoming that presumption in reaching a determination contrary to that presumption. Such presumption shall be used by Independent Counsel (or other person or persons determining entitlement to indemnification) as a basis for a determination of entitlement to indemnification unless the Company provides information sufficient to overcome such presumption by clear and convincing evidence.

               (b) If the person or persons empowered or selected under this Article V to determine whether Indemnitee is entitled to indemnification shall not have made a determination within 60 days after receipt by the General Partner of Indemnitee's request for indemnification, the requisite determination of entitlement to indemnification shall be deemed to have been made and Indemnitee shall be entitled to such indemnification, absent (i) a knowing misstatement by Indemnitee of a material fact, or knowing omission of a material fact necessary to make Indemnitee's statement not materially misleading, in connection with Indemnitee's request for indemnification, or (ii) a prohibition of such indemnification under applicable law; provided, however, that such 60-day period may be extended for a reasonable time, not to exceed an additional 30 days, if the person making the determination with respect to entitlement to indemnification in good faith requires such additional time for the obtaining or evaluating of documentation and/or information relating to such determination; provided further, that the 60-day limitation set forth in this Section 5.4(b) shall not apply and such period shall be extended as necessary
     (i) if within 30 days after receipt by the General Partner of Indemnitee's request for indemnification under Section 5.1 Indemnitee and the General Partner have agreed, and the Board has resolved, to submit such determination to the stockholders of the General Partner pursuant to Section 5.2(b) for their consideration at a special meeting of stockholders for the purpose of making such determination to be held within 60 days after such agreement and such determination is made thereat, or (ii) if the determination of entitlement to indemnification is to be made by Independent Counsel, in which case the applicable period shall be as set forth in clause (c) of
     Section 6.1.

               (c) The termination of any Proceeding or of any Claim, issue or matter by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere or its equivalent, shall not by itself adversely affect the rights of Indemnitee to indemnification or create a presumption that Indemnitee did not act in good faith or in a manner that he reasonably believed to be in or not opposed to the best interests of the Company or, with respect to any criminal Proceeding, that Indemnitee had reasonable cause to believe that his conduct was unlawful. Indemnitee shall be deemed to have been found liable in respect of any Claim, issue or matter only after he shall have been so adjudged by the Court after exhaustion of all appeals therefrom.

                            ARTICLE XX

                  CERTAIN REMEDIES OF INDEMNITEE

          Section 20.1 Indemnitee Entitled to Adjudication in an Appropriate Court. If (a) a determination is made pursuant to
Article V that Indemnitee is not entitled to indemnification under this Agreement, (b) there has been any failure by the Company to make timely payment or advancement of any amounts due hereunder, or
(c) the determination of entitlement to indemnification is to be made by Independent Counsel and such determination shall not have been made and delivered in a written opinion within 90 days after the latest of (i) such Independent Counsel's being appointed,
(ii) the overruling by the Court of objections to such counsel's selection or (iii) expiration of all periods for the General Partner or Indemnitee to object to such counsel's selection, Indemnitee shall be entitled to commence an action seeking an adjudication in the Court of his entitlement to such indemnification or advancement of Expenses. Alternatively, Indemnitee, at his option, may seek an award in arbitration to be conducted by a single arbitrator pursuant to the commercial arbitration rules of the American Arbitration Association. Indemnitee shall commence such action seeking an adjudication or an award in arbitration within 180 days following the date on which Indemnitee first has the right to commence such action pursuant to this Section 6.1, or such right shall expire. Neither the Company nor the General Partner shall oppose Indemnitee's right to seek any such adjudication or award in arbitration.

          Section 20.2 Adverse Determination Not to Affect any Judicial Proceeding. If a determination shall have been made pursuant to Article V that Indemnitee is not entitled to indemnification under this Agreement, any judicial proceeding or arbitration commenced pursuant to this Article VI shall be conducted in all respects as a de novo trial or arbitration on the merits, and Indemnitee shall not be prejudiced by reason of such initial adverse determination. In any judicial proceeding or arbitration commenced pursuant to this Article VI, Indemnitee shall be presumed to be entitled to indemnification or advancement of Expenses, as the case may be, under this Agreement and the Company shall have the burden of proof in overcoming such presumption and to show by clear and convincing evidence that Indemnitee is not entitled to indemnification or advancement of Expenses, as the case may be.

          Section 20.3 Company Bound by Determination Favorable to Indemnitee in any Judicial Proceeding or Arbitration. If a determination shall have been made or deemed to have been made pursuant to Article V that Indemnitee is entitled to indemnification, the Company shall be irrevocably bound by such determination in any judicial proceeding or arbitration commenced pursuant to this Article VI and shall be precluded from asserting that such determination has not been made or that the procedure by which such determination was made is not valid, binding and enforceable, in each such case absent (a) a knowing misstatement by Indemnitee of a material fact, or a knowing omission of a material fact necessary to make a statement by Indemnitee not materially misleading, in connection with Indemnitee's request for indemnification or (b) a prohibition of such indemnification under applicable law.

          Section 20.4 Company Bound by the Agreement. The Company shall be precluded from asserting in any judicial proceeding or arbitration commenced pursuant to this Article VI that the procedures and presumptions of this Agreement are not valid, binding and enforceable and shall stipulate in any such court or before any such arbitrator that the Company is bound by all the provisions of this Agreement.

          Section 20.5 Indemnitee Entitled to Expenses of Judicial Proceeding. If Indemnitee seeks a judicial adjudication of or an award in arbitration to enforce his rights under, or to recover damages for breach of, this Agreement, Indemnitee shall be entitled to recover from the Company, and the Company shall indemnify Indemnitee against, any and all expenses (of the types described in the definition of Expenses in Article I) actually and reasonably incurred by him in such judicial adjudication or arbitration but only if Indemnitee prevails therein. If it shall be determined in such judicial adjudication or arbitration that Indemnitee is entitled to receive part but not all of the indemnification or advancement of expenses or other benefit sought, the expenses incurred by Indemnitee in connection with such judicial adjudication or arbitration shall be equitably allocated
between the Company and Indemnitee.   Notwithstanding the
foregoing, if a Change in Control shall have occurred, Indemnitee shall be entitled to indemnification under this Section 6.5 regardless of whether Indemnitee ultimately prevails in such judicial adjudication or arbitration.

                           ARTICLE XXI

                          MISCELLANEOUS

          Section 21.1   Non-Exclusivity.

               (a)  The rights of Indemnitee to receive
     indemnification and advancement of Expenses under this Agreement shall not be deemed exclusive of any other rights to which Indemnitee may at any time be entitled under applicable law, the Agreement of Limited Partnership of the Company, any other agreement, vote of stockholders or resolution of directors of the General Partner, or otherwise. No amendment or alteration of the Agreement of Limited Partnership of the Company or any provision thereof shall adversely affect Indemnitee's rights hereunder and such rights shall be in addition to any rights Indemnitee may have under the Company's Agreement of Limited Partnership and the DRULP or otherwise. To the extent that there is a change in the DRULP or other applicable law (whether by statute or judicial decision) that allows greater indemnification by agreement than would be afforded currently under the Company's Agreement of Limited Partnership and this Agreement, it is the intent of the parties hereto that the Indemnitee shall enjoy by virtue of this Agreement the greater benefit so afforded by such change.

               (b) The Company shall not cause the Agreement of Limited Partnership of the Company to be amended in a manner that adversely affects Indemnitee's rights to indemnification thereunder existing as of the date hereof.

          Section 21.2   Insurance and Subrogation.

               (a)  To the extent the Company maintains an
     insurance policy or policies providing liability insurance for directors, officers, employees, agents or fiduciaries of the Company or of any other corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise that such person serves at the request of the Company, Indemnitee shall be covered by such policy or policies in accordance with its or their terms to the maximum extent of the coverage available for any such director, officer, employee, agent or fiduciary under such policy or policies.

               (b) In the event of any payment by the Company under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all papers required and take all action necessary to secure such rights, including execution of such documents as are necessary to enable the Company to bring suit to enforce such rights.

               (c) The Company shall not be liable under this Agreement to make any payment of amounts otherwise indemnifiable hereunder if and to the extent that Indemnitee has otherwise actually received such payment under the Company's Agreement of Limited Partnership or any insurance policy, contract, agreement or otherwise.

          Section 21.3 Certain Settlement Provisions. The Company shall have no obligation to indemnify Indemnitee under this Agreement for amounts paid in settlement of a Proceeding or Claim without the Company's prior written consent. The Company shall not settle any Proceeding or Claim in any manner that would impose any fine or other obligation on Indemnitee without Indemnitee's prior written consent. Neither the Company nor Indemnitee shall unreasonably withhold their consent to any proposed settlement.

          Section 21.4 Duration of Agreement. This Agreement shall continue for so long as Indemnitee serves as an officer, employee, agent or fiduciary of the Company or, at the request of the Company, as a director, nominee for director, officer, employee, agent or fiduciary of another corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise, and thereafter shall survive until and terminate upon the latest to occur of (a) the expiration of 10 years after the latest date that Indemnitee shall have ceased to serve in any such capacity; (b) the final termination of all pending Proceedings in respect of which Indemnitee is granted rights of indemnification or advancement of Expenses hereunder and of any proceeding commenced by Indemnitee pursuant to Article VI relating thereto; or (c) the expiration of all statutes of limitation applicable to possible Claims arising out of Indemnitee's Corporate Status.

          Section 21.5 Notice by Each Party. Indemnitee shall promptly notify the Company and the General Partner in writing upon being served with any summons, citation, subpoena, complaint, indictment, information or other document or communication relating to any Proceeding or Claim for which Indemnitee may be entitled to indemnification or advancement of Expenses hereunder; provided, however, that any failure of Indemnitee to so notify the Company or the General Partner shall not adversely affect Indemnitee's rights under this Agreement except to the extent the Company or the General Partner shall have been materially prejudiced as a direct result of such failure. The Company or General Partner shall notify promptly Indemnitee in writing, as to the pendency of any Proceeding or Claim that may involve a claim against the Indemnitee for which Indemnitee may be entitled to indemnification or advancement of Expenses hereunder.

          Section 21.6 Certain Persons Not Entitled to Indemnification. Notwithstanding any other provision of this Agreement to the contrary, Indemnitee shall not be entitled to indemnification or advancement of Expenses hereunder with respect to any Proceeding or any Claim, issue or matter therein, brought or made by Indemnitee against the Company or any affiliate of the Company, except as specifically provided in Article V or
Article VI.

          Section 21.7 Indemnification for Negligence, Gross Negligence, etc. Without limiting the generality of any other provision hereunder, it is the express intent of this Agreement that Indemnitee be indemnified and Expenses be advanced regardless of Indemnitee's acts of negligence, gross negligence or intentional or willful misconduct to the extent that indemnification and advancement of Expenses is allowed pursuant to the terms of this Agreement and under applicable law.

          Section 21.8 Enforcement. The Company agrees that its execution of this Agreement shall constitute a stipulation by which it shall be irrevocably bound in any court or arbitration in which a proceeding by Indemnitee for enforcement of his rights hereunder shall have been commenced, continued or appealed, that its obligations set forth in this Agreement are unique and special, and that failure of the Company to comply with the provisions of this Agreement will cause irreparable and irremediable injury to Indemnitee, for which a remedy at law will be inadequate. As a result, in addition to any other right or remedy he may have at law or in equity with respect to breach of this Agreement, Indemnitee shall be entitled to injunctive or mandatory relief directing specific performance by the Company of its obligations under this Agreement.

          Section 21.9 Successors and Assigns. All of the terms and provisions of this Agreement shall be binding upon, shall inure to the benefit of and shall be enforceable by the parties hereto and their respective successors, assigns, heirs, executors, administrators, legal representatives. The Company shall require and cause any direct or indirect successor (whether by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Company, by written agreement in form and substance reasonably satisfactory to Indemnitee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place.

          Section 21.10  Amendment.  This Agreement may not be
modified or amended except by a written instrument executed by or on behalf of each of the parties hereto.

          Section 21.11 Waivers. The observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively) by the party entitled to enforce such term only by a writing signed by the party against which such waiver is to be asserted. Unless otherwise expressly provided herein, no delay on the part of any party hereto in exercising any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any waiver on the part of any party hereto of any right, power or privilege hereunder operate as a waiver of any other right, power or privilege hereunder nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege hereunder.

          Section 21.12 Entire Agreement. This Agreement and the documents expressly referred to herein constitute the entire agreement between the parties hereto with respect to the matters covered hereby, and any other prior or contemporaneous oral or written understandings or agreements with respect to the matters covered hereby are expressly superseded by this Agreement.

          Section 21.13 Severability. If any provision of this Agreement (including any provision within a single section, paragraph or sentence) or the application of such provision to any person or circumstance, shall be judicially declared to be invalid, unenforceable or void, such decision will not have the effect of invalidating or voiding the remainder of this Agreement or affect the application of such provision to other persons or circumstances, it being the intent and agreement of the parties that this Agreement shall be deemed amended by modifying such provision to the extent necessary to render it valid, legal and enforceable while preserving its intent, or if such modification is not possible, by substituting therefor another provision that is valid, legal and unenforceable and that achieves the same objective. Any such finding of invalidity or unenforceability shall not prevent the enforcement of such provision in any other jurisdiction to the maximum extent permitted by applicable law.

          Section 21.14 Notices. All notices and other communications hereunder shall be in writing and shall be deemed given upon (a) transmitter's confirmation of a receipt of a facsimile transmission, (b) confirmed delivery of a standard overnight courier or when delivered by hand or (c) the expiration of five business days after the date mailed by certified or registered mail (return receipt requested), postage prepaid, to the parties at the following addresses (or at such other addresses for a party as shall be specified by like notice):

          If to the Company, to:

          Marcus Cable Company, L.P.
          2911 Turtle Creek Blvd., Suite 1300
          Dallas, Texas 75219
          Attention:  General Counsel
          Facsimile: (214) 521-3468

          If to the General Partner, to:

          Marcus Cable Properties, Inc.
          2911 Turtle Creek Blvd., Suite 1300
          Dallas, Texas 75219
          Attention:  General Counsel
          Facsimile: (214) 521-3468
          If to Indemnitee, to:




          Facsimile:


          Section 21.15  Certain Construction Rules.

               (a) The article and section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement. As used in this Agreement, unless otherwise provided to the contrary, (i) all references to days shall be deemed references to calendar days and (ii) any reference to a "Section" or "Article" shall be deemed to refer to a section or article of this Agreement. The words "hereof," "herein" and "hereunder" and words of similar import referring to this Agreement refer to this Agreement as a whole and not to any particular provision of this Agreement. Whenever the words "include," "includes" or "including" are used in this Agreement, they shall be deemed to be followed by the words "without limitation." Unless otherwise specifically provided for herein, the term "or" shall not be deemed to be exclusive. Whenever the context may require, any pronoun used in this Agreement shall include the corresponding masculine, feminine or neuter forms, and the singular form of nouns, pronouns and verbs shall include the plural and vice versa.

               (b) For purposes of this Agreement, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on a person with respect to any employee benefit plan; references to "serving at the request of the Company" shall include any service as an officer, employee, agent or fiduciary of the Company which imposes duties on, or involves services by, such officer, employee, agent or fiduciary with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Company" as referred to in this Agreement.

          Section 21.16  Governing Law.  This Agreement shall be
governed by, and construed in accordance with, the laws of the State of Delaware, without giving effect to the conflicts of laws principles thereof.

          Section 21.17 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument, notwithstanding that both parties are not signatories to the original or same counterpart.

          IN WITNESS WHEREOF, this Agreement has been duly executed and delivered to be effective as of the date first above written.


                              MARCUS CABLE COMPANY, L.P.

                              By:  MARCUS CABLE PROPERTIES, L.P.,
                                  General Partner

                                  By:  MARCUS CABLE PROPERTIES,INC.,
                                         General Partner


                                  By:
                                  Name:
                                  Title:



                              INDEMNITEE


                                [Signature]
                              Name:  [Printed Name]




                                                     Exhibit 10.2

                       EMPLOYMENT AGREEMENT
                       (Thomas P. McMillin)

          AGREEMENT, dated as of April 3, 1998 (this "Agreement"), between Marcus Cable Company, L.P., a Delaware limited partnership ("MCC"), and Thomas P. McMillin ("McMillin").

          WHEREAS, the current partners of MCC and Vulcan Cable, Inc., a Washington corporation ("Buyer"), have entered into a Purchase Agreement (the "Purchase Agreement"), dated as of even date herewith, pursuant to which Buyer will, directly and indirectly, ultimately acquire all of the partners' interests in MCC (the "Acquisition");

          WHEREAS, Buyer wishes to secure the services of McMillin as Executive Vice President and Chief Financial Officer of MCC;

          WHEREAS, Buyer desires that MCC enters into this Agreement to assure itself of McMillin's availability as of the Closing Date (as defined in the Purchase Agreement); and

          WHEREAS, McMillin is willing to enter into this Agreement upon the terms and conditions hereinafter set forth.

          NOW, THEREFORE, in consideration of the premises and the mutual covenants and obligations contained herein, the parties agree, intending to be legally bound, as follows:

          1.   Employment; Term.

               1.1  During the Agreement Term (as defined in
Section 1.2), MCC shall employ McMillin, and McMillin shall serve, as Executive Vice President and Chief Financial Officer. In addition, at the request of MCC's Chief Executive Officer, McMillin shall serve as the Executive Vice President and Chief Financial
Officer of the direct or indirect subsidiaries of MCC.

               1.2 The term of this Agreement (the "Agreement Term") shall commence on the Closing Date and terminate on the second anniversary of the Closing Date, unless sooner terminated pursuant to the provisions of Section 7 or Section 8. Notwithstanding anything to the contrary, this Agreement shall be void and of no force and effect if the Purchase Agreement is terminated in accordance with its terms.

          2.   Duties and Authority.

               2.1 During the Agreement Term, McMillin shall be responsible for the financial and accounting, information system, regulatory planning and corporate development functions of MCC and its subsidiaries, with all such powers and authority as may be reasonably incident to such duties and responsibilities, including, without limitation, and subject to the overall supervision and control of MCC's Chief Executive Officer, control over the hiring and termination of MCC's management team performing the foregoing functions. McMillin shall report to the Chief Executive Officer of MCC.

               2.2 Throughout the Agreement Term, McMillin will be a member of any committee comprised of executive officers of MCC
(an "Executive Committee").

               2.3 During the Agreement Term it shall not be a violation of this Agreement for McMillin to: (a) serve on civic or charitable boards or committees, (b) deliver lectures, fulfill speaking engagements or teach at educational institutions or
(c) manage personal investments, as long as such activities do not adversely affect his performance of his obligations hereunder. McMillin will commit full working time to his responsibilities under this Agreement in a manner that is consistent with past practice.

          3.   Location.

               During the Agreement Term, McMillin's services under this Agreement shall be performed principally in Dallas, Texas.
The parties, however, acknowledge and agree that the nature of McMillin's duties hereunder shall require reasonable travel from time to time.

          4.   Cash Compensation.

               4.1 Base Salary. During the Agreement Term, MCC shall pay to McMillin, in monthly or more frequent installments in accordance with MCC's regular payroll practices for senior executives, a base salary of not less than $500,000 per annum; provided, however, such minimum base salary shall be adjusted upward, as of January 1, 1999, and as of each successive January 1 to the end of the Agreement Term, in an amount determined by the Compensation Committee of the Board (as defined below) which shall in no event be less than the percentage increase during the prior calendar year in the Consumer Price Index for Urban Consumers in the Dallas, Texas Metropolitan Area, as published by the Bureau of Labor Statistics of the U.S. Department of Commerce (as so adjusted, including pursuant to the next sentence, the "Base Salary"). It is understood that MCC may, at any time, in the discretion of the governing board of MCC and its ultimate general partner (the "Board"), increase, but not decrease, McMillin's Base Salary.

               4.2  Bonus.

                    4.2.1     In addition to his Base Salary,
McMillin shall be entitled to receive with respect to each calendar year (or portion thereof) during the Agreement Term, a bonus ("Bonus") of 50% of current Base Salary, of which 50% will be discretionary, 25% will be based on actual cash flow to budget and 25% will be based on customer count to budget, and will be determined in a manner consistent with MCC's existing executive bonus plan. On the Closing Date, McMillin will be paid his Bonus with respect to the period from January 1, 1998 through the Closing Date.

                    4.2.2     Each Bonus, other than the Bonus
payable on the Closing Date, shall be paid to McMillin as soon as practicable, but in no event later than March 31 following the end of each calendar year. The amount of the Bonus payable with respect to any period of less than an entire year shall be determined by multiplying the Bonus that would have been payable with respect to the whole such year (using actual results for such year and assuming that this Agreement had been in effect the entire such year) by a fraction, the numerator of which is the number of days of such year included in the Agreement Term and the denominator of which is 365.

               4.3  Options.

                    4.3.1     As additional consideration for
McMillin entering into this Agreement, McMillin shall be granted, beginning no later than six months (or at such later time that may be agreed upon by the parties) after the Closing Date, options (or, if applicable, partnership "profits interests" having substantially the same economic attributes as such options) and vesting characteristics (modified appropriately to take into account differences in form)) in an amount and on terms jointly determined by the Compensation Committee of the Board and Jeffrey A. Marcus in his capacity as Chairman of MCC. In addition, in the event options rather than "profits interests" are granted, such options shall vest, in equal annual amounts, over four years from the Closing Date; provided that the vesting of McMillin's remaining unvested options shall be accelerated if MCC does not offer to renew this Agreement through the vesting period.

                    4.3.2 MCC shall comply with all federal and state securities laws, rules and regulations applicable to the issuance of the options referred to in this Section 4.3 and the securities issuable upon exercise of such options. At such time that MCC is subject to the Securities Exchange Act of 1934, as amended, as the result of an offering of any of its equity, MCC shall cause the securities issuable upon exercise of such options to be registered pursuant to the Securities Act of 1933, as amended, on Form S-8 or an equivalent form (and on a Form S-3 resale registration statement, if appropriate), and all other applicable federal securities laws and state securities or blue sky laws, and shall cause such securities to be approved for quotation on the exchange on which MCC's equity is then or on which it will be traded, and shall bear all expenses in connection with such registration, quotation and compliance.

               4.4  Signing Bonus.

                    On the Closing Date, McMillin will be paid a signing bonus of $1,000,000.

          5.   Expenses.

               In addition to the compensation provided in Section 4, MCC shall pay or reimburse McMillin for all reasonable business expenses actually incurred or paid by him during the Agreement Term in the performance of his services hereunder upon presentation of expense statements, vouchers, or such other supporting information as MCC may customarily require of its senior executives.

          6.   Additional Benefits.

               6.1  During the Agreement Term:

                    (a) McMillin shall be entitled to reasonable annual vacation periods, not less than an aggregate of four weeks in each calendar year, with full pay and benefits.

                    (b) McMillin shall be eligible for sick leave in accordance with MCC's customary practice for senior executives.

                    (c) McMillin shall be entitled to participate in any life insurance (term insurance only), disability insurance, other insurance, pension, profit-sharing, equity option, equity purchase or other benefit plan of MCC now existing or hereafter adopted for the benefit of the employees or of the executives of MCC generally.

                    (d)  MCC shall furnish and bear (or reimburse
McMillin promptly upon request for) all business expenses of operation of a car with a value of up to $75,000. Such car shall be replaced with a new car every two years.

                    (e) McMillin shall be entitled to receive such additional benefits as may be granted to him from time to time by the Board.

               6.2  In addition, during the Agreement Term:

                    (a) MCC shall pay periodic fees and dues for McMillin's membership in a country club selected by McMillin.

                    (b) MCC shall pay both initiation and periodic fees and dues for McMillin's membership in any health or athletic club and lunch club selected by McMillin.

               6.3 On the Closing Date, MCC and McMillin will enter into an Indemnification Agreement in the form of Exhibit A attached hereto.

               6.4 No payment or benefit made or provided under this Agreement shall be deemed to constitute payment to McMillin, his legal representatives or beneficiaries in lieu of, or in reduction of, any benefit or payment under an insurance, pension, profit-sharing or other benefit plan, and no payment under any such plan shall reduce any payment or benefit due under this Agreement.

          7.   Termination of Agreement for Cause.

               MCC may terminate the Agreement Term "for cause" upon 30 days' written notice (or in the case of clause (x) in the following sentence, upon immediate written notice), and all of MCC's obligations under this Agreement shall terminate except (a) their obligation to pay to McMillin amounts accrued, earned or required to be paid for periods up to the date of termination, including, without limitation, under Sections 4.1 and 4.2 hereof,
(b) their obligations with respect to vested options granted as described in Section 4.3, which vested options shall remain exercisable for up to 30 days following the date of termination,
(d) their obligations under Section 6.3, (e) their obligations under Section 11 and (f) their obligations under Section 12.7. As used in this Agreement, the term "for cause" shall mean and be limited to the following events: (x) McMillin's conviction (which conviction, through lapse of time or otherwise, is not subject to appeal) in a court of law of a felony involving moral turpitude; or
(y) McMillin's serious willful gross misconduct or serious gross neglect of duties, which in either case has resulted, or in all probability will result, in material economic damage to MCC, but in no event shall an action constitute "cause" pursuant to this clause
(y) if McMillin believed in good faith that such action or failure to act was in the best interest of MCC; provided however, that the Agreement Term may not be terminated for cause under the immediately preceding clause (y), unless McMillin shall have first received written notice from the Board advising him of the specific acts or omissions alleged to constitute a failure or refusal to perform his duties, and such failure or refusal to perform his duties continues after McMillin shall have had a reasonable opportunity to correct the acts or omissions cited in such notice. In no event shall the alleged mediocre or poor performance of McMillin in his duties hereunder be deemed grounds for termination of this Agreement for cause. Upon a termination for cause, all of McMillin's obligations under this Agreement (other than under Section 9) shall terminate.

          8.   Termination Other Than for Cause.

               8.1 Death. If McMillin shall die during the Agreement Term, the Agreement Term shall end, and all of MCC's obligations hereunder shall terminate, except that (a) MCC shall pay to McMillin's estate: (i) all amounts accrued, earned or required to be paid for periods up to the date of termination, including, without limitation, under Sections 4.1 and 4.2 hereof; and (ii) as soon as is practicable, but in no event later than March 31 of the year immediately following the year in which McMillin's death occurs, the Bonus that would have been payable to McMillin for the entire year in which McMillin's death occurs (using actual results for such year and assuming that the Agreement Term included the entire such year), multiplied by a fraction, the numerator of which is the number of full and partial months in the Agreement Term in the year of McMillin's death and the denominator of which is 12; (b) all of the vested options then held by McMillin shall remain exercisable for up to one year following the date of termination, (c) the obligations under Section 6.3 shall continue,
(d) the obligations under Section 11 shall continue and (f) the obligations under Section 12.7 shall continue.

               8.2 Disability. If, during the Agreement Term, McMillin shall become disabled so that he shall be unable substantially to perform his services hereunder (a) for a period of six consecutive months or (b) for an aggregate of six months within any period of 12 consecutive months (a "Disability") then the Board may, at any time during the continuance of such Disability, terminate the Agreement Term under this Section 8.2 on 30 days' prior written notice to McMillin. After such termination, McMillin shall have no further obligation to perform services for MCC pursuant to Section 2, and all of MCC's obligations under this Agreement shall terminate, except that (a) MCC shall pay to McMillin, (i) all amounts accrued, earned or required to be paid for periods up to the date of termination, including, without limitation, under Sections 4.1 and 4.2 hereof; (ii) without duplication of clause (i), Base Salary with respect to the then current year that would have been payable to McMillin under Section
4.1 had the Agreement Term ended on the later of the date of termination and the date on which payments are commenced under the primary disability insurance policies provided pursuant to
Section 6.1(c); and (iii) as soon as is practicable, but in no event later than March 31 of the year immediately following the year in which the Agreement Term was terminated pursuant to this
Section 8.2, the Bonus that would have been payable to McMillin for the entire year in which the Agreement Term was terminated pursuant to this Section 8.2 (using actual results for such year and assuming the Agreement Term included the entire such year), multiplied by a fraction, the numerator of which is the number of full and partial months in the Agreement Term in the year in which the Agreement Term was terminated pursuant to this Section 9.2 and the denominator of which is 12; (b) all of the vested options then held by McMillin shall remain exercisable for up to 90 days following the date of termination, (c) the obligations under
Section 6.3 shall continue, (d) the obligations under Section 11 shall continue and (e) the obligations under Section 12.7 shall continue. MCC shall not interpose any defense against payment of the foregoing amounts based on refusal of McMillin to seek or accept other employment.

          8.3  Termination by McMillin.

               8.3.1 McMillin may (but shall not be obligated to) terminate the Agreement Term, if during the Agreement Term, (a) McMillin shall not be elected (and continued) as Executive Vice President and Chief Financial Officer of MCC; or (b) MCC shall fail to cure a breach of this Agreement within a reasonable period of time after notice not to exceed 30 days (provided, however, if the breach is unintentional and not susceptible of cure within 30 days but is susceptible of cure within an additional 30 days, and if MCC in good faith has made material efforts to cure such breach within such 30-day period, MCC, upon written notice to McMillin, shall have an additional period of time to cure such breach, but not in any event to exceed an additional 30 days); or (c) there shall have been a material diminution in the authority or responsibilities contemplated in Section 2; or (d) any benefit to which McMillin is entitled pursuant to Section 6.1 or 6.2 shall have been materially reduced without an effective economic substitute therefor being provided to McMillin; or (e) McMillin shall be required to perform his principal services under this Agreement at a place other than that set forth in Section 3; or (f) Jeffrey A. Marcus shall no longer be Chairman of MCC due to the termination of his employment by MCC, other than for cause, death or Disability or by Mr. Marcus pursuant to the provisions of his employment agreement which are similar to this Section 8.3.1; or (g) MCC shall fail to comply with the provisions of Section 12.4 hereof relating to specific assumptions of the duties and obligations of MCC under this Agreement, unless such failure is solely due to actions or failure to take actions on the part of McMillin. Such right to terminate the Agreement Term shall be McMillin's exclusive remedy in the event of the occurrence of any of the events described in this
Section 8.3.1. For purposes of clause (c) of the preceding sentence, there shall be deemed to have been a material diminution in the authority or responsibilities contemplated in Section 2 if there shall occur any demotion or any material reduction in the scope, level or nature of McMillin's employment hereunder, or of the duties contemplated in Section 2, or if McMillin is assigned duties inconsistent with McMillin's position hereunder.

                    8.3.2 If McMillin shall elect to terminate the Agreement Term upon the occurrence of any event described in
Section 8.3.1, or if MCC shall terminate the Agreement Term other than for cause, death or Disability pursuant to Sections 7 and 8 hereof, then McMillin shall have no further obligation to perform services for MCC pursuant to Section 2, but he shall be entitled to receive from MCC, within 30 days after the date of termination of the Agreement Term, in lieu of the amounts that would otherwise be payable hereunder, a lump sum in cash of an amount equal to the sum of (a) the aggregate of Base Salary that would have been payable each year to McMillin pursuant to Section 4.1 for the period beginning on the date of such termination and running through the day on which the Agreement Term would have ended if not terminated pursuant to this Section 8 (the "Cutoff Date"), and (b) an amount equal to the average Bonus earned or paid under Section 4.2 in the previous three full calendar years of MCC immediately preceding termination of employment, multiplied by the number of whole and partial years (rounded to the nearest 100th (.01)) remaining until the Cutoff Date. In addition, until the Cutoff Date, MCC shall maintain, at its expense, all insurance coverages and medical and health benefits in respect of McMillin that shall have been in effect with respect to him prior to the occurrence of the event entitling McMillin to terminate this Agreement. Further, (a) all of the options previously granted by MCC to McMillin shall be immediately vested and fully exercisable and remain exercisable for up to 90 days following the date of termination, (b) the obligations under Section 6.3 shall continue, (c) the obligations under Section 11 shall continue and (d) the obligations under
Section 12.7 shall continue.

          9.   Protection of Confidential Information.

               9.1 McMillin agrees that, in view of the fact that his work for MCC will bring him into close contact with many confidential affairs of MCC not readily available to the public, he will not disclose during the Agreement Term and for a period of three years thereafter, to any person, firm, corporation, partnership or other entity whatsoever (except MCC or any of their subsidiaries or affiliates, or any officer, director, stockholder, partner, associate, employee, agent or representative thereof) any confidential information secrets of MCC which may come into his possession during the Agreement Term (the "Confidential Materials"). The term "Confidential Materials" does not include information which (a) at the time of disclosure or thereafter is generally available to or known by the public otherwise than by reason of McMillin's disclosure thereof in violation of this Agreement, (b) is, was or becomes available to McMillin on a nonconfidential basis from a source other than MCC, provided that McMillin has no reason to believe that such source is or was bound by a confidentiality agreement with MCC, (c) has been made available, or is made available, on a non-confidential basis to a third party by MCC, by an individual authorized to do so, or (d) is known by McMillin prior to its disclosure to McMillin. McMillin may use and disclose Confidential Materials to the extent necessary to assert any right or defend against any claim arising under this Agreement or pertaining to Confidential Materials or their use, to the extent necessary to comply with any applicable statute, constitution, treaty, rule, regulation, ordinance or order, whether of the United States, any state thereof, or any other jurisdiction applicable to McMillin, or if McMillin receives a request to disclose all or any part of the information contained in the Confidential Materials under the terms of a subpoena, order, civil investigative demand or similar process issued by a court of competent jurisdiction or by a governmental body or agency, whether of the United States or any state thereof, or any other jurisdiction applicable to McMillin.

               9.2 During the Agreement Term, McMillin shall not be employed by, or own an equity interest in, any entity that owns or operates any cable television systems or otherwise provides multi-channel video service or two way return interactive high speed data service in the United States. Notwithstanding anything else contained in this Section 10.2, McMillin may own, for investment purposes only, up to ten percent of the stock of any publicly-held corporation whose stock is either listed on a national stock exchange or on the Nasdaq National Market.

               9.3 During the Agreement Term, McMillin shall not endeavor to entice away from MCC or any of its subsidiaries any employee of MCC or any of its subsidiaries.

               9.4 The parties hereto acknowledge that a breach by McMillin of the terms of this Section 9 will cause MCC irreparable injury. McMillin agrees that MCC is entitled to injunctive and other equitable relief to prevent a breach or threatened breach of this Section 10, which shall be in addition to any other rights or remedies to which MCC may be entitled.

          10.  Notices.

               All notices, requests, consents and other communications, required or permitted to be given hereunder, shall be in writing and shall be deemed to have been duly given (a) if delivered personally, when delivered; (b) if delivered by overnight carrier, on the first business day following such delivery; (c) if delivered by registered or certified mail, return receipt requested, on the third business day after having been mailed. In any case, each such notice, request, or consent or other communication shall be addressed as follows or to such other address as either party shall designate by notice in writing to the other in accordance herewith.

               10.1 If to MCC:

                    Marcus Cable Company, L.P.
                    2911 Turtle Creek Boulevard, Suite 1300
                    Dallas, TX  75219
                    Attention:  General Counsel

               10.2 If to McMillin:

                    Thomas P. McMillin
                    6706 Stefani Drive
                    Dallas, TX  75225


          11.  Put Right.

               11.1 Upon the occurrence of a Trigger Event (as defined below), McMillin shall be entitled to require MCC to repurchase all equity options and equity issued pursuant to exercise of such equity options (the "Subject Securities") then held by McMillin or, if applicable, his estate, for their then fair market value. The "fair market value" of a security shall be the closing price on the exchange or market on which such security is traded or if such security is not so traded, the price which is mutually agreed upon by the parties or determined by an independent appraiser selected by the parties and paid for by MCC. Notwithstanding anything to the contrary, in no event will the fair market value for the Subject Securities be less than any fair market value assigned thereto within the 12 months preceding the Trigger Event. For purposes of this Section, the fair market value of equity options will be the fair market value of the underlying security less the then applicable strike price of the equity
option.   A "Trigger Event" means the termination of the original
term of the Agreement Term for any reason.

               11.2 If McMillin elects to exercise his put right pursuant to Section 11.1, MCC shall repurchase the Subject
Securities not less than 30 nor more than 60 days after it has been notified by McMillin of such election in accordance with
Section 10.

          12.  General.

               12.1 This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Texas applicable to agreements made and to be performed entirely in Texas.

               12.2 The Section headings contained herein are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.

               12.3 This Agreement sets forth the entire agreement and understanding of the parties relating to the subject matter hereof, and supersedes all prior agreements, arrangements and understandings, written or oral, between the parties.

               12.4 This Agreement and the benefits hereunder are personal to MCC and are not assignable or transferable, nor may the services to be performed hereunder be assigned by MCC to any person, firm, corporation or other entity; provided, however, that this Agreement and the benefits hereunder may be assigned by MCC to any corporation or other entity acquiring all or substantially all of the assets of MCC or to any corporation or other entity into which MCC may be merged or consolidated, and this Agreement and the benefits hereunder will automatically be deemed assigned to any such corporation or other entity, subject, however, to McMillin's right to terminate the Agreement Term to the extent provided in
Section 8.3. In the event of any assignment of this Agreement to any corporation or other entity acquiring all or substantially all of the assets of MCC or to any other corporation or other entity into which MCC may be merged or consolidated, the responsibilities and duties assigned to McMillin by such successor corporation or other entity shall be the responsibilities and duties of, and compatible with the status of, McMillin's responsibilities, duties and status with MCC. MCC shall require that any successor to MCC agree to assume in writing the obligations of MCC pursuant to this Agreement and the failure to secure such assumption on or prior to the closing of any Change in Control shall constitute a breach of MCC's duties under this Agreement and permit termination of the Agreement Term by McMillin pursuant to Section 8.3.1.

               12.5 Whenever this Agreement provides for any payment to McMillin's estate, such payment may be made instead to such beneficiary or beneficiaries as McMillin may have designated by written notice to MCC; provided, however, that MCC shall not have any liability to McMillin's estate for the payment of estate taxes, local inheritance taxes or otherwise, provided it has actually made payment to such beneficiary or beneficiaries. McMillin shall have the right to revoke any such designation and to redesignate a beneficiary or beneficiaries by written notice to MCC to such effect.

               12.6 This Agreement may be amended, modified, superseded, canceled, renewed or extended and the terms or covenants hereof may be waived, only by a written instrument executed by all of the parties hereto, or in the case of a waiver, by the party waiving compliance. The failure of either party at any time or times to require performance of any provision hereof shall in no manner affect the right at a later time to enforce the same. No waiver by any party of the breach of any term or covenant contained in this Agreement, whether by conduct or otherwise, in any one or more instances, shall be deemed to be, or construed as, a further or continuing waiver of any such breach, or a waiver of the breach of any other term or covenant contained in this Agreement.

               12.7  If any dispute or disagreement arising
hereunder or related hereto shall result in legal action between MCC and McMillin, the prevailing party shall be entitled to recover from the other party any reasonable expenses for attorney's fees and disbursements incurred by him or it in connection with its good faith maintenance or defense of such action, on an after-tax basis.

               12.8  Nothing in this Agreement, expressed or
implied, is intended to confer on any person other than the parties hereto or their respective successors and permitted assigns, any rights, remedies, obligations or liabilities under or by reason of this Agreement.

           IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first above written.

                              MARCUS CABLE COMPANY, L.P.

                              By:  MARCUS CABLE PROPERTIES, L.P.,
                                   General Partner

                                   By:  MARCUS CABLE PROPERTIES,
                                        INC., General Partner



                                        By:/s/ Jeffrey A. Marcus
                                             Jeffrey A. Marcus
                                             President and
							   Chief Executive Officer


                              THOMAS P. MCMILLIN



                              /s/ Thomas P. McMillin


                             EXHIBIT A


                    MARCUS CABLE COMPANY, L.P.

                    INDEMNIFICATION AGREEMENT


          THIS AGREEMENT ("Agreement") is entered into as of __________, 1998, between Marcus Cable Company, L.P., a Delaware limited partnership (the "Company"), and ____________________
("Indemnitee").

                Background Statement and Recitals

          Highly competent and experienced persons are becoming more reluctant to serve companies as officers, directors or in other capacities unless they are provided with adequate protection through insurance and adequate indemnification against inordinate risks of claims and actions against them arising out of their service to and activities on behalf of the company.

          The Board of Directors (the "Board") of Marcus Cable Properties, Inc., a Delaware corporation (the general partner of Marcus Cable Properties, L.P., a Delaware limited partnership, which in turn is the general partner of the Company) (the "General Partner") has determined that the inability of the Company to attract and retain such persons would be detrimental to the best interests of the Company and its investors and that the Company should act to assure such persons that there will be increased certainty of such protection in the future.

          The Board has also determined that it is reasonable, prudent and necessary for the Company, in addition to purchasing and maintaining directors' and officers' liability insurance (or otherwise providing for adequate arrangements of self-insurance), contractually to obligate itself to indemnify such persons to the fullest extent permitted by applicable law so that they will serve or continue to serve the Company free from undue concern that they will not be so indemnified.

          Pursuant to that certain Employment Agreement (the "Employment Agreement") between the Company and _________________, dated as of ____________, 1998, Indemnitee is willing to serve, continue to serve and to take on additional service for or on behalf of the Company on the condition that he be so indemnified.

          NOW, THEREFORE, in consideration of the foregoing and the mutual covenants herein contained, and other good and valuable consideration, the sufficiency and receipt of which are hereby acknowledged, the parties hereby agree as follows:

                           ARTICLE XIII

                       CERTAIN DEFINITIONS

          As used herein, the following words and terms shall have the following respective meanings:

          "Change in Control" means a change in control of the Company of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A (or in response to any similar item on any similar schedule or form) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not the Company is then subject to such reporting requirement; provided, however, that, without limiting the generality of the foregoing, a Change in Control shall be deemed to have occurred (irrespective of the applicability of the initial clause of this definition) if at any time any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act, but excluding (a) Paul Allen, (b) any employee benefit plan of the Company or of any subsidiary of the Company, and (c) any entity organized, appointed or established by the Company pursuant to the terms of any such plan) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company's or the General Partner's then outstanding securities or has the ability to appoint a majority of the members of the Board.

          "Claim" means an actual or threatened claim or request for relief.

          "Corporate Status" means the status of a person who is or was a director, nominee for director, officer, employee, agent or fiduciary of the Company or the General Partner (including any predecessors to the Company or the General Partner), or of any other corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise which such person is or was serving at the request of the Company or the General Partner.

          "Disinterested Director," with respect to any request by Indemnitee for indemnification hereunder, means a director of the General Partner who neither is nor was a party to the Proceeding or subject to a Claim, issue or matter in respect of which indemnification is sought by Indemnitee.

          "DRULP" means the Delaware Revised Uniform Limited
Partnership Act and any successor statute thereto as either of them may be amended from time to time.

          "Expenses" means all attorneys' fees, retainers, court costs, transcript costs, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees and all other disbursements or expenses of the types customarily incurred in connection with prosecuting, defending, preparing to prosecute or defend, investigating, being or preparing to be a witness in, or participating in (including on appeal), a Proceeding.

          "Independent Counsel" means a law firm, or a member of a law firm, that is experienced in matters of corporation law and partnership law, and neither contemporaneously is, nor in the five years theretofore has been, retained to represent (a) the Company, the General Partner or Indemnitee in any matter material to either such party, (b) any other party to the Proceeding giving rise to a claim for indemnification hereunder or (c) the beneficial owner, directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company's or the General Partner's then outstanding voting securities (other than, in each such case, with respect to matters concerning the rights of Indemnitee under this Agreement, or of other indemnitees under similar indemnification agreements). Notwithstanding the foregoing, the term "Independent Counsel" shall not include any person who, under the applicable standards of professional conduct then prevailing, would have a conflict of interest in representing either the Company, the General Partner or Indemnitee in an action to determine Indemnitee's rights under this Agreement.

          "person" shall have the meaning ascribed to such term in Sections 13(d) and 14(d) of the Exchange Act.

          "Proceeding" means any threatened, pending or completed action, suit, arbitration, alternate dispute resolution mechanism, administrative hearing or any other proceeding, whether civil, criminal, administrative or investigative and whether or not based upon events occurring, or actions taken, before the date hereof (except any of the foregoing initiated by Indemnitee pursuant to Article VI or Section 7.8 to enforce his rights under this Agreement), and any inquiry or investigation that could lead to, and any appeal in or related to, any such action, suit, arbitration, alternative dispute resolution mechanism, hearing or proceeding.

                            ARTICLE XIV

                      SERVICES BY INDEMNITEE

          Section 14.1 Services. Indemnitee agrees to serve, or continue to serve, the Company and the General Partner pursuant to the Employment Agreement and, as the Company has requested or may request from time to time, as a director, officer, employee, agent or fiduciary of another corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise. Indemnitee and the Company each acknowledge that they have entered into this Agreement as a means of inducing Indemnitee to serve, or continue to serve, the Company and the General Partner in such capacities. Indemnitee may at any time and for any reason resign from such position or positions (subject to the terms and conditions of the Employment Agreement, any other contractual obligation or any obligation imposed by operation of law). The Company shall have no obligation under this Agreement to continue Indemnitee in any such position or positions.


                            ARTICLE XV

                         INDEMNIFICATION

          Section 15.1 General. The Company shall indemnify, and advance Expenses to, Indemnitee to the fullest extent permitted by applicable law in effect on the date hereof and to such greater extent as applicable law may thereafter from time to time permit. The rights of Indemnitee provided under the preceding sentence shall include, but shall not be limited to, the right to be indemnified and to have Expenses advanced in all Proceedings to the fullest extent permitted by Section 17-108 of the DRULP. The provisions set forth in this Agreement are provided in addition to and as a means of furtherance and implementation of, and not in limitation of, the obligations expressed in this Article III.

          Section 15.2 Proceedings Other Than by or in Right of the Company. Indemnitee shall be entitled to indemnification pursuant to this Section 3.2 if, by reason of his Corporate Status, he was, is or is threatened to be made, a party to any Proceeding, other than a Proceeding by or in the right of the Company.
Pursuant to this Section 3.2, the Company shall indemnify Indemnitee against Expenses, judgments, penalties, fines and amounts paid in settlement (including all interest, assessments and other charges paid or payable in connection with any such Expenses, judgments, penalties, fines and amounts paid in settlement) actually and reasonably incurred by him or on his behalf in connection with such Proceeding or any Claim, issue or matter therein, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal Proceeding, had no reasonable cause to believe his conduct was unlawful. Nothing in this Section 3.2 shall limit the benefits of Section 3.1 or any other Section hereunder.

          Section 15.3 Proceedings by or in Right of the Company. Indemnitee shall be entitled to indemnification pursuant to this
Section 3.3 if, by reason of his Corporate Status, he was, is or is threatened to be made, a party to any Proceeding brought by or in the right of the Company to procure a judgment in its favor. Pursuant to this Section 3.3, the Company shall indemnify Indemnitee against Expenses actually and reasonably incurred by him or on his behalf in connection with such Proceeding or any Claim, issue or matter therein, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company. Notwithstanding the foregoing, no indemnification against such Expenses shall be made in respect of any Claim, issue or matter in such Proceeding as to which Indemnitee shall have been adjudged to be liable to the Company if applicable law prohibits such indemnification; provided, however, that, if applicable law so permits, indemnification against such Expenses shall nevertheless be made by the Company in such event if and only to the extent that the Court of Chancery of the State of Delaware or other court of competent jurisdiction (the "Court"), or the court in which such Proceeding shall have been brought or is pending, shall so determine. Nothing in this Section 3.3 shall limit the benefits of Section 3.1 or any other Section hereunder.

                           ARTICLE XVI

                             EXPENSES

          Section 16.1 Expenses of a Party Who Is Wholly or Partly Successful. Notwithstanding any other provision of this Agreement to the contrary (except as set forth in Section 7.2(c) or 7.6), and without a requirement for any determination described in
Section 5.2, the Company shall indemnify Indemnitee against all Expenses actually and reasonably incurred by him or on his behalf in connection with any Proceeding to which Indemnitee was or is a party by reason of his Corporate Status and in which Indemnitee is successful, on the merits or otherwise. If Indemnitee is not wholly successful, on the merits or otherwise, in a Proceeding but is successful, on the merits or otherwise, as to any Claim, issue or matter in such Proceeding, the Company shall indemnify Indemnitee against all Expenses actually and reasonably incurred by him or on his behalf relating to each successfully resolved Claim, issue or matter. For purposes of this Section 4.1 and without limitation, the termination of a Claim, issue or matter in a Proceeding by dismissal, with or without prejudice, shall be deemed to be a successful result as to such Claim, issue or matter.

          Section 16.2 Expenses of a Witness or Non-Party. Notwithstanding any other provision of this Agreement to the contrary, to the extent that Indemnitee is, by reason of his Corporate Status, a witness or otherwise participates in any Proceeding at a time when he is not a party in the Proceeding, the Company shall indemnify him against all Expenses actually and reasonably incurred by him or on his behalf in connection therewith.

          Section 16.3 Advancement of Expenses. The Company shall pay all reasonable Expenses incurred by or on behalf of Indemnitee in connection with any Proceeding, whether brought by or in the right of the Company or otherwise, in advance of any determination with respect to entitlement to indemnification pursuant to Article V within 15 days after the receipt by the General Partner of a written request from Indemnitee requesting such payment or payments from time to time, whether prior to or after final disposition of such Proceeding. Such statement or statements shall reasonably evidence the Expenses incurred by Indemnitee. Indemnitee hereby undertakes and agrees that he will reimburse and repay the Company for any Expenses so advanced to the extent that it shall ultimately be determined (in a final adjudication by a court from which there is no further right of appeal or in a final adjudication of an arbitration pursuant to
Section 6.1 if Indemnitee elects to seek such arbitration) that Indemnitee is not entitled to be indemnified by the Company against such Expenses.

                           ARTICLE XVII

            PROCEDURE FOR DETERMINATION OF ENTITLEMENT
                        TO INDEMNIFICATION

          Section 17.1 Request by Indemnitee. To obtain indemnification under this Agreement, Indemnitee shall submit to the General Partner a written request, including therein or therewith such documentation and information as is reasonably available to Indemnitee and is reasonably necessary to determine whether and to what extent Indemnitee is entitled to indemnification. The Secretary or an Assistant Secretary of the General Partner shall, promptly upon receipt of such a request for indemnification, advise the members of the Board in writing that Indemnitee has requested indemnification.

          Section 17.2 Determination of Request. Upon written request by Indemnitee for indemnification pursuant to Section 5.1, a determination, if required by applicable law, with respect to Indemnitee's entitlement thereto shall be made in the specific case as follows:

               (a) If a Change in Control shall have occurred, by Independent Counsel in a written opinion to the Board, a copy of which shall be delivered to Indemnitee unless Indemnitee shall request that such determination be made by the Disinterested Directors, in which case in the manner provided for in clause (i) of paragraph (b) below;

               (b) If a Change in Control shall not have occurred,
     (i) by a majority vote of the Disinterested Directors, even though less than a quorum of the Board, or (ii) if there are no Disinterested Directors, or if such Disinterested Directors so direct, by Independent Counsel in a written opinion to the Board, a copy of which shall be delivered to the Indemnitee, or (iii) if Indemnitee and the Company mutually agree, by a majority vote of the disinterested stockholders of the General Partner; or

               (c) As provided in Section 5.4(b).

If it is so determined that Indemnitee is entitled to indemnification hereunder, payment to Indemnitee shall be made within 15 days after such determination. Indemnitee shall cooperate with the person or persons making such determination with respect to Indemnitee's entitlement to indemnification, including providing to such person upon reasonable advance request any documentation or information that is not privileged or otherwise protected from disclosure and that is reasonably available to Indemnitee and reasonably necessary for such determination. Any costs or expenses (including attorneys' fees and disbursements) incurred by Indemnitee in so cooperating with the person or persons making such determination shall be borne by the Company (irrespective of the determination as to Indemnitee's entitlement to indemnification), and the Company shall indemnify and hold harmless Indemnitee therefrom.

          Section 17.3 Independent Counsel. If a Change in Control shall not have occurred and the determination of entitlement to indemnification is to be made by Independent Counsel, the Independent Counsel shall be selected by (a) a majority vote of the Disinterested Directors, even though less than a quorum of the Board or (b) if there are no Disinterested Directors, by a majority vote of the Board, and the General Partner shall give written notice to Indemnitee, within 10 days after receipt by the General Partner of Indemnitee's request for indemnification, specifying the identity and address of the Independent Counsel so selected. If a Change in Control shall have occurred and the determination of entitlement to indemnification is to be made by Independent Counsel, the Independent Counsel shall be selected by Indemnitee, and Indemnitee shall give written notice to the General Partner, within 10 days after submission of Indemnitee's request for indemnification, specifying the identity and address of the Independent Counsel so selected (unless Indemnitee shall request that such selection be made by the Disinterested Directors, in which event the General Partner shall give written notice to Indemnitee, within 10 days after receipt of Indemnitee's request for the Disinterested Directors to make such selection, specifying the identity and address of the Independent Counsel so selected). In either event, (i) such notice to Indemnitee or the General Partner, as the case may be, shall be accompanied by a written affirmation of the Independent Counsel so selected that it satisfies the requirements of the definition of "Independent Counsel" in Article I and that it agrees to serve in such capacity and (ii) Indemnitee or the General Partner, as the case may be, may, within seven days after such written notice of selection shall have been given, deliver to the General Partner or to Indemnitee, as the case may be, a written objection to such selection. Any objection to selection of Independent Counsel pursuant to this Section 5.3 may be asserted only on the ground that the Independent Counsel so selected does not meet the requirements of the definition of "Independent Counsel" in
Article I, and the objection shall set forth with particularity the factual basis of such assertion. If such written objection is timely made, the Independent Counsel so selected may not serve as Independent Counsel unless and until the Court has determined that such objection is without merit. In the event of a timely written objection to a choice of Independent Counsel, the party originally selecting the Independent Counsel shall have seven days to make an alternate selection of Independent Counsel and to give written notice of such selection to the other party, after which time such other party shall have five days to make a written objection to such alternate selection. If, within 30 days after submission of Indemnitee's request for indemnification pursuant to Section 5.1, no Independent Counsel shall have been selected and not objected to, either the General Partner or Indemnitee may petition the Court for resolution of any objection that shall have been made by the Company or Indemnitee to the other's selection of Independent Counsel and/or for the appointment as Independent Counsel of a person selected by the Court or by such other person as the Court shall designate, and the person with respect to whom an objection is so resolved or the person so appointed shall act as Independent Counsel under Section 5.2. The Company shall pay any and all reasonable fees and expenses incurred by such Independent Counsel in connection with acting pursuant to Section 5.2, and the Company shall pay all reasonable fees and expenses incident to the procedures of this Section 5.3, regardless of the manner in which such Independent Counsel was selected or appointed. Upon the due commencement of any judicial proceeding or arbitration pursuant to
Section 6.1, Independent Counsel shall be discharged and relieved of any further responsibility in such capacity (subject to the applicable standards of professional conduct then prevailing).

          Section 17.4   Presumptions and Effect of Certain
Proceedings.

               (a) Indemnitee shall be presumed to be entitled to indemnification under this Agreement upon submission of a request for indemnification pursuant to Section 5.1, and the Company shall have the burden of proof in overcoming that presumption in reaching a determination contrary to that presumption. Such presumption shall be used by Independent Counsel (or other person or persons determining entitlement to indemnification) as a basis for a determination of entitlement to indemnification unless the Company provides information sufficient to overcome such presumption by clear and convincing evidence.

               (b) If the person or persons empowered or selected under this Article V to determine whether Indemnitee is entitled to indemnification shall not have made a determination within 60 days after receipt by the General Partner of Indemnitee's request for indemnification, the requisite determination of entitlement to indemnification shall be deemed to have been made and Indemnitee shall be entitled to such indemnification, absent (i) a knowing misstatement by Indemnitee of a material fact, or knowing omission of a material fact necessary to make Indemnitee's statement not materially misleading, in connection with Indemnitee's request for indemnification, or (ii) a prohibition of such indemnification under applicable law; provided, however, that such 60-day period may be extended for a reasonable time, not to exceed an additional 30 days, if the person making the determination with respect to entitlement to indemnification in good faith requires such additional time for the obtaining or evaluating of documentation and/or information relating to such determination; provided further, that the 60-day limitation set forth in this Section 5.4(b) shall not apply and such period shall be extended as necessary
     (i) if within 30 days after receipt by the General Partner of Indemnitee's request for indemnification under Section 5.1 Indemnitee and the General Partner have agreed, and the Board has resolved, to submit such determination to the stockholders of the General Partner pursuant to Section 5.2(b) for their consideration at a special meeting of stockholders for the purpose of making such determination to be held within 60 days after such agreement and such determination is made thereat, or (ii) if the determination of entitlement to indemnification is to be made by Independent Counsel, in which case the applicable period shall be as set forth in clause (c) of
     Section 6.1.

               (c) The termination of any Proceeding or of any Claim, issue or matter by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere or its equivalent, shall not by itself adversely affect the rights of Indemnitee to indemnification or create a presumption that Indemnitee did not act in good faith or in a manner that he reasonably believed to be in or not opposed to the best interests of the Company or, with respect to any criminal Proceeding, that Indemnitee had reasonable cause to believe that his conduct was unlawful. Indemnitee shall be deemed to have been found liable in respect of any Claim, issue or matter only after he shall have been so adjudged by the Court after exhaustion of all appeals therefrom.

                          ARTICLE XVIII

                  CERTAIN REMEDIES OF INDEMNITEE

          Section 18.1 Indemnitee Entitled to Adjudication in an Appropriate Court. If (a) a determination is made pursuant to
Article V that Indemnitee is not entitled to indemnification under this Agreement, (b) there has been any failure by the Company to make timely payment or advancement of any amounts due hereunder, or
(c) the determination of entitlement to indemnification is to be made by Independent Counsel and such determination shall not have been made and delivered in a written opinion within 90 days after the latest of (i) such Independent Counsel's being appointed,
(ii) the overruling by the Court of objections to such counsel's selection or (iii) expiration of all periods for the General Partner or Indemnitee to object to such counsel's selection, Indemnitee shall be entitled to commence an action seeking an adjudication in the Court of his entitlement to such indemnification or advancement of Expenses. Alternatively, Indemnitee, at his option, may seek an award in arbitration to be conducted by a single arbitrator pursuant to the commercial arbitration rules of the American Arbitration Association. Indemnitee shall commence such action seeking an adjudication or an award in arbitration within 180 days following the date on which Indemnitee first has the right to commence such action pursuant to this Section 6.1, or such right shall expire. Neither the Company nor the General Partner shall oppose Indemnitee's right to seek any such adjudication or award in arbitration.

          Section 18.2 Adverse Determination Not to Affect any Judicial Proceeding. If a determination shall have been made pursuant to Article V that Indemnitee is not entitled to indemnification under this Agreement, any judicial proceeding or arbitration commenced pursuant to this Article VI shall be conducted in all respects as a de novo trial or arbitration on the merits, and Indemnitee shall not be prejudiced by reason of such initial adverse determination. In any judicial proceeding or arbitration commenced pursuant to this Article VI, Indemnitee shall be presumed to be entitled to indemnification or advancement of Expenses, as the case may be, under this Agreement and the Company shall have the burden of proof in overcoming such presumption and to show by clear and convincing evidence that Indemnitee is not entitled to indemnification or advancement of Expenses, as the case may be.

          Section 18.3 Company Bound by Determination Favorable to Indemnitee in any Judicial Proceeding or Arbitration. If a determination shall have been made or deemed to have been made pursuant to Article V that Indemnitee is entitled to indemnification, the Company shall be irrevocably bound by such determination in any judicial proceeding or arbitration commenced pursuant to this Article VI and shall be precluded from asserting that such determination has not been made or that the procedure by which such determination was made is not valid, binding and enforceable, in each such case absent (a) a knowing misstatement by Indemnitee of a material fact, or a knowing omission of a material fact necessary to make a statement by Indemnitee not materially misleading, in connection with Indemnitee's request for indemnification or (b) a prohibition of such indemnification under applicable law.

          Section 18.4 Company Bound by the Agreement. The Company shall be precluded from asserting in any judicial proceeding or arbitration commenced pursuant to this Article VI that the procedures and presumptions of this Agreement are not valid, binding and enforceable and shall stipulate in any such court or before any such arbitrator that the Company is bound by all the provisions of this Agreement.

          Section 18.5 Indemnitee Entitled to Expenses of Judicial Proceeding. If Indemnitee seeks a judicial adjudication of or an award in arbitration to enforce his rights under, or to recover damages for breach of, this Agreement, Indemnitee shall be entitled to recover from the Company, and the Company shall indemnify Indemnitee against, any and all expenses (of the types described in the definition of Expenses in Article I) actually and reasonably incurred by him in such judicial adjudication or arbitration but only if Indemnitee prevails therein. If it shall be determined in such judicial adjudication or arbitration that Indemnitee is entitled to receive part but not all of the indemnification or advancement of expenses or other benefit sought, the expenses incurred by Indemnitee in connection with such judicial adjudication or arbitration shall be equitably allocated
between the Company and Indemnitee.   Notwithstanding the
foregoing, if a Change in Control shall have occurred, Indemnitee shall be entitled to indemnification under this Section 6.5 regardless of whether Indemnitee ultimately prevails in such judicial adjudication or arbitration.

                           ARTICLE XIX

                          MISCELLANEOUS

          Section 19.1   Non-Exclusivity.

               (a)  The rights of Indemnitee to receive
     indemnification and advancement of Expenses under this Agreement shall not be deemed exclusive of any other rights to which Indemnitee may at any time be entitled under applicable law, the Agreement of Limited Partnership of the Company, any other agreement, vote of stockholders or resolution of directors of the General Partner, or otherwise. No amendment or alteration of the Agreement of Limited Partnership of the Company or any provision thereof shall adversely affect Indemnitee's rights hereunder and such rights shall be in addition to any rights Indemnitee may have under the Company's Agreement of Limited Partnership and the DRULP or otherwise. To the extent that there is a change in the DRULP or other applicable law (whether by statute or judicial decision) that allows greater indemnification by agreement than would be afforded currently under the Company's Agreement of Limited Partnership and this Agreement, it is the intent of the parties hereto that the Indemnitee shall enjoy by virtue of this Agreement the greater benefit so afforded by such change.

               (b) The Company shall not cause the Agreement of Limited Partnership of the Company to be amended in a manner that adversely affects Indemnitee's rights to indemnification thereunder existing as of the date hereof.

          Section 19.2   Insurance and Subrogation.

               (a)  To the extent the Company maintains an
     insurance policy or policies providing liability insurance for directors, officers, employees, agents or fiduciaries of the Company or of any other corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise that such person serves at the request of the Company, Indemnitee shall be covered by such policy or policies in accordance with its or their terms to the maximum extent of the coverage available for any such director, officer, employee, agent or fiduciary under such policy or policies.

               (b) In the event of any payment by the Company under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all papers required and take all action necessary to secure such rights, including execution of such documents as are necessary to enable the Company to bring suit to enforce such rights.

               (c) The Company shall not be liable under this Agreement to make any payment of amounts otherwise indemnifiable hereunder if and to the extent that Indemnitee has otherwise actually received such payment under the Company's Agreement of Limited Partnership or any insurance policy, contract, agreement or otherwise.

          Section 19.3 Certain Settlement Provisions. The Company shall have no obligation to indemnify Indemnitee under this Agreement for amounts paid in settlement of a Proceeding or Claim without the Company's prior written consent. The Company shall not settle any Proceeding or Claim in any manner that would impose any fine or other obligation on Indemnitee without Indemnitee's prior written consent. Neither the Company nor Indemnitee shall unreasonably withhold their consent to any proposed settlement.

          Section 19.4 Duration of Agreement. This Agreement shall continue for so long as Indemnitee serves as an officer, employee, agent or fiduciary of the Company or, at the request of the Company, as a director, nominee for director, officer, employee, agent or fiduciary of another corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise, and thereafter shall survive until and terminate upon the latest to occur of (a) the expiration of 10 years after the latest date that Indemnitee shall have ceased to serve in any such capacity; (b) the final termination of all pending Proceedings in respect of which Indemnitee is granted rights of indemnification or advancement of Expenses hereunder and of any proceeding commenced by Indemnitee pursuant to Article VI relating thereto; or (c) the expiration of all statutes of limitation applicable to possible Claims arising out of Indemnitee's Corporate Status.

          Section 19.5 Notice by Each Party. Indemnitee shall promptly notify the Company and the General Partner in writing upon being served with any summons, citation, subpoena, complaint, indictment, information or other document or communication relating to any Proceeding or Claim for which Indemnitee may be entitled to indemnification or advancement of Expenses hereunder; provided, however, that any failure of Indemnitee to so notify the Company or the General Partner shall not adversely affect Indemnitee's rights under this Agreement except to the extent the Company or the General Partner shall have been materially prejudiced as a direct result of such failure. The Company or General Partner shall notify promptly Indemnitee in writing, as to the pendency of any Proceeding or Claim that may involve a claim against the Indemnitee for which Indemnitee may be entitled to indemnification or advancement of Expenses hereunder.

          Section 19.6 Certain Persons Not Entitled to Indemnification. Notwithstanding any other provision of this Agreement to the contrary, Indemnitee shall not be entitled to indemnification or advancement of Expenses hereunder with respect to any Proceeding or any Claim, issue or matter therein, brought or made by Indemnitee against the Company or any affiliate of the Company, except as specifically provided in Article V or
Article VI.

          Section 19.7 Indemnification for Negligence, Gross Negligence, etc. Without limiting the generality of any other provision hereunder, it is the express intent of this Agreement that Indemnitee be indemnified and Expenses be advanced regardless of Indemnitee's acts of negligence, gross negligence or intentional or willful misconduct to the extent that indemnification and advancement of Expenses is allowed pursuant to the terms of this Agreement and under applicable law.

          Section 19.8 Enforcement. The Company agrees that its execution of this Agreement shall constitute a stipulation by which it shall be irrevocably bound in any court or arbitration in which a proceeding by Indemnitee for enforcement of his rights hereunder shall have been commenced, continued or appealed, that its obligations set forth in this Agreement are unique and special, and that failure of the Company to comply with the provisions of this Agreement will cause irreparable and irremediable injury to Indemnitee, for which a remedy at law will be inadequate. As a result, in addition to any other right or remedy he may have at law or in equity with respect to breach of this Agreement, Indemnitee shall be entitled to injunctive or mandatory relief directing specific performance by the Company of its obligations under this Agreement.

          Section 19.9 Successors and Assigns. All of the terms and provisions of this Agreement shall be binding upon, shall inure to the benefit of and shall be enforceable by the parties hereto and their respective successors, assigns, heirs, executors, administrators, legal representatives. The Company shall require and cause any direct or indirect successor (whether by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Company, by written agreement in form and substance reasonably satisfactory to Indemnitee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place.

          Section 19.10  Amendment.  This Agreement may not be
modified or amended except by a written instrument executed by or on behalf of each of the parties hereto.

          Section 19.11 Waivers. The observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively) by the party entitled to enforce such term only by a writing signed by the party against which such waiver is to be asserted. Unless otherwise expressly provided herein, no delay on the part of any party hereto in exercising any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any waiver on the part of any party hereto of any right, power or privilege hereunder operate as a waiver of any other right, power or privilege hereunder nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege hereunder.

          Section 19.12 Entire Agreement. This Agreement and the documents expressly referred to herein constitute the entire agreement between the parties hereto with respect to the matters covered hereby, and any other prior or contemporaneous oral or written understandings or agreements with respect to the matters covered hereby are expressly superseded by this Agreement.

          Section 19.13 Severability. If any provision of this Agreement (including any provision within a single section, paragraph or sentence) or the application of such provision to any person or circumstance, shall be judicially declared to be invalid, unenforceable or void, such decision will not have the effect of invalidating or voiding the remainder of this Agreement or affect the application of such provision to other persons or circumstances, it being the intent and agreement of the parties that this Agreement shall be deemed amended by modifying such provision to the extent necessary to render it valid, legal and enforceable while preserving its intent, or if such modification is not possible, by substituting therefor another provision that is valid, legal and unenforceable and that achieves the same objective. Any such finding of invalidity or unenforceability shall not prevent the enforcement of such provision in any other jurisdiction to the maximum extent permitted by applicable law.

          Section 19.14 Notices. All notices and other communications hereunder shall be in writing and shall be deemed given upon (a) transmitter's confirmation of a receipt of a facsimile transmission, (b) confirmed delivery of a standard overnight courier or when delivered by hand or (c) the expiration of five business days after the date mailed by certified or registered mail (return receipt requested), postage prepaid, to the parties at the following addresses (or at such other addresses for a party as shall be specified by like notice):

          If to the Company, to:

          Marcus Cable Company, L.P.
          2911 Turtle Creek Blvd., Suite 1300
          Dallas, Texas 75219
          Attention:  General Counsel
          Facsimile: (214) 521-3468

          If to the General Partner, to:

          Marcus Cable Properties, Inc.
          2911 Turtle Creek Blvd., Suite 1300
          Dallas, Texas 75219
          Attention:  General Counsel
          Facsimile: (214) 521-3468
          If to Indemnitee, to:




          Facsimile:


          Section 19.15  Certain Construction Rules.

               (a) The article and section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement. As used in this Agreement, unless otherwise provided to the contrary, (i) all references to days shall be deemed references to calendar days and (ii) any reference to a "Section" or "Article" shall be deemed to refer to a section or article of this Agreement. The words "hereof," "herein" and "hereunder" and words of similar import referring to this Agreement refer to this Agreement as a whole and not to any particular provision of this Agreement. Whenever the words "include," "includes" or "including" are used in this Agreement, they shall be deemed to be followed by the words "without limitation." Unless otherwise specifically provided for herein, the term "or" shall not be deemed to be exclusive. Whenever the context may require, any pronoun used in this Agreement shall include the corresponding masculine, feminine or neuter forms, and the singular form of nouns, pronouns and verbs shall include the plural and vice versa.

               (b) For purposes of this Agreement, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on a person with respect to any employee benefit plan; references to "serving at the request of the Company" shall include any service as an officer, employee, agent or fiduciary of the Company which imposes duties on, or involves services by, such officer, employee, agent or fiduciary with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Company" as referred to in this Agreement.

          Section 19.16  Governing Law.  This Agreement shall be
governed by, and construed in accordance with, the laws of the State of Delaware, without giving effect to the conflicts of laws principles thereof.

          Section 19.17 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument, notwithstanding that both parties are not signatories to the original or same counterpart.

          IN WITNESS WHEREOF, this Agreement has been duly executed and delivered to be effective as of the date first above written.


                              MARCUS CABLE COMPANY, L.P.

                              By:  MARCUS CABLE PROPERTIES, L.P.,
                                  General Partner

                                  By:  MARCUS CABLE PROPERTIES, INC.,
                                         General Partner


                                  By:
                                  Name:
                                  Title:



                              INDEMNITEE


                                [Signature]
                              Name:  [Printed Name]




                                                     Exhibit 10.3

                    MARCUS CABLE COMPANY, L.P.

                    INDEMNIFICATION AGREEMENT


          THIS AGREEMENT ("Agreement") is entered into as of April 23, 1998, between Marcus Cable Company, L.P., a Delaware limited partnership (the "Company"), and Jeffrey A. Marcus ("Indemnitee").

                Background Statement and Recitals

          Highly competent and experienced persons are becoming more reluctant to serve companies as officers, directors or in other capacities unless they are provided with adequate protection through insurance and adequate indemnification against inordinate risks of claims and actions against them arising out of their service to and activities on behalf of the company.

          The Board of Directors (the "Board") of Marcus Cable Properties, Inc., a Delaware corporation (the general partner of Marcus Cable Properties, L.P., a Delaware limited partnership, which in turn is the general partner of the Company) (the "General Partner") has determined that the inability of the Company to attract and retain such persons would be detrimental to the best interests of the Company and its investors and that the Company should act to assure such persons that there will be increased certainty of such protection in the future.

          The Board has also determined that it is reasonable, prudent and necessary for the Company, in addition to purchasing and maintaining directors' and officers' liability insurance (or otherwise providing for adequate arrangements of self-insurance), contractually to obligate itself to indemnify such persons to the fullest extent permitted by applicable law so that they will serve or continue to serve the Company free from undue concern that they will not be so indemnified.

          Pursuant to that certain Employment Agreement (the
"Employment Agreement") between the Company and Jeffrey A. Marcus, dated as of April 3, 1998, Indemnitee is willing to serve, continue to serve and to take on additional service for or on behalf of the Company on the condition that he be so indemnified.

          NOW, THEREFORE, in consideration of the foregoing and the mutual covenants herein contained, and other good and valuable consideration, the sufficiency and receipt of which are hereby acknowledged, the parties hereby agree as follows:

                            ARTICLE I

                       CERTAIN DEFINITIONS

          As used herein, the following words and terms shall have the following respective meanings:

          "Change in Control" means a change in control of the Company of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A (or in response to any similar item on any similar schedule or form) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not the Company is then subject to such reporting requirement; provided, however, that, without limiting the generality of the foregoing, a Change in Control shall be deemed to have occurred (irrespective of the applicability of the initial clause of this definition) if at any time any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act, but excluding (a) Paul Allen, (b) any employee benefit plan of the Company or of any subsidiary of the Company, and (c) any entity organized, appointed or established by the Company pursuant to the terms of any such plan) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company's or the General Partner's then outstanding securities or has the ability to appoint a majority of the members of the Board.

          "Claim" means an actual or threatened claim or request for relief.

          "Corporate Status" means the status of a person who is or was a director, nominee for director, officer, employee, agent or fiduciary of the Company or the General Partner (including any predecessors to the Company or the General Partner), or of any other corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise which such person is or was serving at the request of the Company or the General Partner.

          "Disinterested Director," with respect to any request by Indemnitee for indemnification hereunder, means a director of the General Partner who neither is nor was a party to the Proceeding or subject to a Claim, issue or matter in respect of which indemnification is sought by Indemnitee.

          "DRULP" means the Delaware Revised Uniform Limited
Partnership Act and any successor statute thereto as either of them may be amended from time to time.

          "Expenses" means all attorneys' fees, retainers, court costs, transcript costs, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees and all other disbursements or expenses of the types customarily incurred in connection with prosecuting, defending, preparing to prosecute or defend, investigating, being or preparing to be a witness in, or participating in (including on appeal), a Proceeding.

          "Independent Counsel" means a law firm, or a member of a law firm, that is experienced in matters of corporation law and partnership law, and neither contemporaneously is, nor in the five years theretofore has been, retained to represent (a) the Company, the General Partner or Indemnitee in any matter material to either such party, (b) any other party to the Proceeding giving rise to a claim for indemnification hereunder or (c) the beneficial owner, directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company's or the General Partner's then outstanding voting securities (other than, in each such case, with respect to matters concerning the rights of Indemnitee under this Agreement, or of other indemnitees under similar indemnification agreements). Notwithstanding the foregoing, the term "Independent Counsel" shall not include any person who, under the applicable standards of professional conduct then prevailing, would have a conflict of interest in representing either the Company, the General Partner or Indemnitee in an action to determine Indemnitee's rights under this Agreement.

          "person" shall have the meaning ascribed to such term in Sections 13(d) and 14(d) of the Exchange Act.

          "Proceeding" means any threatened, pending or completed action, suit, arbitration, alternate dispute resolution mechanism, administrative hearing or any other proceeding, whether civil, criminal, administrative or investigative and whether or not based upon events occurring, or actions taken, before the date hereof (except any of the foregoing initiated by Indemnitee pursuant to Article VI or Section 7.8 to enforce his rights under this Agreement), and any inquiry or investigation that could lead to, and any appeal in or related to, any such action, suit, arbitration, alternative dispute resolution mechanism, hearing or proceeding.

                             ARTICLE II

                      SERVICES BY INDEMNITEE

          Section 2.1 Services. Indemnitee agrees to serve, or continue to serve, the Company and the General Partner pursuant to the Employment Agreement and, as the Company has requested or may request from time to time, as a director, officer, employee, agent or fiduciary of another corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise. Indemnitee and the Company each acknowledge that they have entered into this Agreement as a means of inducing Indemnitee to serve, or continue to serve, the Company and the General Partner in such capacities. Indemnitee may at any time and for any reason resign from such position or positions (subject to the terms and conditions of the Employment Agreement, any other contractual obligation or any obligation imposed by operation of law). The Company shall have no obligation under this Agreement to continue Indemnitee in any such position or positions.


                           ARTICLE III

                         INDEMNIFICATION

          Section 3.1 General. The Company shall indemnify, and advance Expenses to, Indemnitee to the fullest extent permitted by applicable law in effect on the date hereof and to such greater extent as applicable law may thereafter from time to time permit. The rights of Indemnitee provided under the preceding sentence shall include, but shall not be limited to, the right to be indemnified and to have Expenses advanced in all Proceedings to the fullest extent permitted by Section 17-108 of the DRULP. The provisions set forth in this Agreement are provided in addition to and as a means of furtherance and implementation of, and not in limitation of, the obligations expressed in this Article III.

          Section 3.2 Proceedings Other Than by or in Right of the Company. Indemnitee shall be entitled to indemnification pursuant to this Section 3.2 if, by reason of his Corporate Status, he was, is or is threatened to be made, a party to any Proceeding, other than a Proceeding by or in the right of the Company.
Pursuant to this Section 3.2, the Company shall indemnify Indemnitee against Expenses, judgments, penalties, fines and amounts paid in settlement (including all interest, assessments and other charges paid or payable in connection with any such Expenses, judgments, penalties, fines and amounts paid in settlement) actually and reasonably incurred by him or on his behalf in connection with such Proceeding or any Claim, issue or matter therein, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal Proceeding, had no reasonable cause to believe his conduct was unlawful. Nothing in this Section 3.2 shall limit the benefits of Section 3.1 or any other Section hereunder.

          Section 3.3 Proceedings by or in Right of the Company. Indemnitee shall be entitled to indemnification pursuant to this
Section 3.3 if, by reason of his Corporate Status, he was, is or is threatened to be made, a party to any Proceeding brought by or in the right of the Company to procure a judgment in its favor. Pursuant to this Section 3.3, the Company shall indemnify Indemnitee against Expenses actually and reasonably incurred by him or on his behalf in connection with such Proceeding or any Claim, issue or matter therein, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company. Notwithstanding the foregoing, no indemnification against such Expenses shall be made in respect of any Claim, issue or matter in such Proceeding as to which Indemnitee shall have been adjudged to be liable to the Company if applicable law prohibits such indemnification; provided, however, that, if applicable law so permits, indemnification against such Expenses shall nevertheless be made by the Company in such event if and only to the extent that the Court of Chancery of the State of Delaware or other court of competent jurisdiction (the "Court"), or the court in which such Proceeding shall have been brought or is pending, shall so determine. Nothing in this Section 3.3 shall limit the benefits of Section 3.1 or any other Section hereunder.

                            ARTICLE IV

                             EXPENSES

          Section 4.1 Expenses of a Party Who Is Wholly or Partly Successful. Notwithstanding any other provision of this Agreement to the contrary (except as set forth in Section 7.2(c) or 7.6), and without a requirement for any determination described in
Section 5.2, the Company shall indemnify Indemnitee against all Expenses actually and reasonably incurred by him or on his behalf in connection with any Proceeding to which Indemnitee was or is a party by reason of his Corporate Status and in which Indemnitee is successful, on the merits or otherwise. If Indemnitee is not wholly successful, on the merits or otherwise, in a Proceeding but is successful, on the merits or otherwise, as to any Claim, issue or matter in such Proceeding, the Company shall indemnify Indemnitee against all Expenses actually and reasonably incurred by him or on his behalf relating to each successfully resolved Claim, issue or matter. For purposes of this Section 4.1 and without limitation, the termination of a Claim, issue or matter in a Proceeding by dismissal, with or without prejudice, shall be deemed to be a successful result as to such Claim, issue or matter.

          Section 4.2 Expenses of a Witness or Non-Party. Notwithstanding any other provision of this Agreement to the contrary, to the extent that Indemnitee is, by reason of his Corporate Status, a witness or otherwise participates in any Proceeding at a time when he is not a party in the Proceeding, the Company shall indemnify him against all Expenses actually and reasonably incurred by him or on his behalf in connection therewith.

          Section 4.3 Advancement of Expenses. The Company shall pay all reasonable Expenses incurred by or on behalf of Indemnitee in connection with any Proceeding, whether brought by or in the right of the Company or otherwise, in advance of any determination with respect to entitlement to indemnification pursuant to Article V within 15 days after the receipt by the General Partner of a written request from Indemnitee requesting such payment or payments from time to time, whether prior to or after final disposition of such Proceeding. Such statement or statements shall reasonably evidence the Expenses incurred by Indemnitee. Indemnitee hereby undertakes and agrees that he will reimburse and repay the Company for any Expenses so advanced to the extent that it shall ultimately be determined (in a final adjudication by a court from which there is no further right of appeal or in a final adjudication of an arbitration pursuant to
Section 6.1 if Indemnitee elects to seek such arbitration) that Indemnitee is not entitled to be indemnified by the Company against such Expenses.

                            ARTICLE V

            PROCEDURE FOR DETERMINATION OF ENTITLEMENT
                        TO INDEMNIFICATION

          Section 5.1 Request by Indemnitee. To obtain indemnification under this Agreement, Indemnitee shall submit to the General Partner a written request, including therein or therewith such documentation and information as is reasonably available to Indemnitee and is reasonably necessary to determine whether and to what extent Indemnitee is entitled to indemnification. The Secretary or an Assistant Secretary of the General Partner shall, promptly upon receipt of such a request for indemnification, advise the members of the Board in writing that Indemnitee has requested indemnification.

          Section 5.2 Determination of Request. Upon written request by Indemnitee for indemnification pursuant to Section 5.1, a determination, if required by applicable law, with respect to Indemnitee's entitlement thereto shall be made in the specific case as follows:

               (a) If a Change in Control shall have occurred, by Independent Counsel in a written opinion to the Board, a copy of which shall be delivered to Indemnitee unless Indemnitee shall request that such determination be made by the Disinterested Directors, in which case in the manner provided for in clause (i) of paragraph (b) below;

               (b) If a Change in Control shall not have occurred,
     (i) by a majority vote of the Disinterested Directors, even though less than a quorum of the Board, or (ii) if there are no Disinterested Directors, or if such Disinterested Directors so direct, by Independent Counsel in a written opinion to the Board, a copy of which shall be delivered to the Indemnitee, or (iii) if Indemnitee and the Company mutually agree, by a majority vote of the disinterested stockholders of the General Partner; or

               (c) As provided in Section 5.4(b).

If it is so determined that Indemnitee is entitled to indemnification hereunder, payment to Indemnitee shall be made within 15 days after such determination. Indemnitee shall cooperate with the person or persons making such determination with respect to Indemnitee's entitlement to indemnification, including providing to such person upon reasonable advance request any documentation or information that is not privileged or otherwise protected from disclosure and that is reasonably available to Indemnitee and reasonably necessary for such determination. Any costs or expenses (including attorneys' fees and disbursements) incurred by Indemnitee in so cooperating with the person or persons making such determination shall be borne by the Company (irrespective of the determination as to Indemnitee's entitlement to indemnification), and the Company shall indemnify and hold harmless Indemnitee therefrom.

          Section 5.3 Independent Counsel. If a Change in Control shall not have occurred and the determination of entitlement to indemnification is to be made by Independent Counsel, the Independent Counsel shall be selected by (a) a majority vote of the Disinterested Directors, even though less than a quorum of the Board or (b) if there are no Disinterested Directors, by a majority vote of the Board, and the General Partner shall give written notice to Indemnitee, within 10 days after receipt by the General Partner of Indemnitee's request for indemnification, specifying the identity and address of the Independent Counsel so selected. If a Change in Control shall have occurred and the determination of entitlement to indemnification is to be made by Independent Counsel, the Independent Counsel shall be selected by Indemnitee, and Indemnitee shall give written notice to the General Partner, within 10 days after submission of Indemnitee's request for indemnification, specifying the identity and address of the Independent Counsel so selected (unless Indemnitee shall request that such selection be made by the Disinterested Directors, in which event the General Partner shall give written notice to Indemnitee, within 10 days after receipt of Indemnitee's request for the Disinterested Directors to make such selection, specifying the identity and address of the Independent Counsel so selected). In either event, (i) such notice to Indemnitee or the General Partner, as the case may be, shall be accompanied by a written affirmation of the Independent Counsel so selected that it satisfies the requirements of the definition of "Independent Counsel" in Article I and that it agrees to serve in such capacity and (ii) Indemnitee or the General Partner, as the case may be, may, within seven days after such written notice of selection shall have been given, deliver to the General Partner or to Indemnitee, as the case may be, a written objection to such selection. Any objection to selection of Independent Counsel pursuant to this Section 5.3 may be asserted only on the ground that the Independent Counsel so selected does not meet the requirements of the definition of "Independent Counsel" in
Article I, and the objection shall set forth with particularity the factual basis of such assertion. If such written objection is timely made, the Independent Counsel so selected may not serve as Independent Counsel unless and until the Court has determined that such objection is without merit. In the event of a timely written objection to a choice of Independent Counsel, the party originally selecting the Independent Counsel shall have seven days to make an alternate selection of Independent Counsel and to give written notice of such selection to the other party, after which time such other party shall have five days to make a written objection to such alternate selection. If, within 30 days after submission of Indemnitee's request for indemnification pursuant to Section 5.1, no Independent Counsel shall have been selected and not objected to, either the General Partner or Indemnitee may petition the Court for resolution of any objection that shall have been made by the Company or Indemnitee to the other's selection of Independent Counsel and/or for the appointment as Independent Counsel of a person selected by the Court or by such other person as the Court shall designate, and the person with respect to whom an objection is so resolved or the person so appointed shall act as Independent Counsel under Section 5.2. The Company shall pay any and all reasonable fees and expenses incurred by such Independent Counsel in connection with acting pursuant to Section 5.2, and the Company shall pay all reasonable fees and expenses incident to the procedures of this Section 5.3, regardless of the manner in which such Independent Counsel was selected or appointed. Upon the due commencement of any judicial proceeding or arbitration pursuant to
Section 6.1, Independent Counsel shall be discharged and relieved of any further responsibility in such capacity (subject to the applicable standards of professional conduct then prevailing).

          Section 5.4    Presumptions and Effect of Certain
Proceedings.

               (a) Indemnitee shall be presumed to be entitled to indemnification under this Agreement upon submission of a request for indemnification pursuant to Section 5.1, and the Company shall have the burden of proof in overcoming that presumption in reaching a determination contrary to that presumption. Such presumption shall be used by Independent Counsel (or other person or persons determining entitlement to indemnification) as a basis for a determination of entitlement to indemnification unless the Company provides information sufficient to overcome such presumption by clear and convincing evidence.

               (b) If the person or persons empowered or selected under this Article V to determine whether Indemnitee is entitled to indemnification shall not have made a determination within 60 days after receipt by the General Partner of Indemnitee's request for indemnification, the requisite determination of entitlement to indemnification shall be deemed to have been made and Indemnitee shall be entitled to such indemnification, absent (i) a knowing misstatement by Indemnitee of a material fact, or knowing omission of a material fact necessary to make Indemnitee's statement not materially misleading, in connection with Indemnitee's request for indemnification, or (ii) a prohibition of such indemnification under applicable law; provided, however, that such 60-day period may be extended for a reasonable time, not to exceed an additional 30 days, if the person making the determination with respect to entitlement to indemnification in good faith requires such additional time for the obtaining or evaluating of documentation and/or information relating to such determination; provided further, that the 60-day limitation set forth in this Section 5.4(b) shall not apply and such period shall be extended as necessary
     (i) if within 30 days after receipt by the General Partner of Indemnitee's request for indemnification under Section 5.1 Indemnitee and the General Partner have agreed, and the Board has resolved, to submit such determination to the stockholders of the General Partner pursuant to Section 5.2(b) for their consideration at a special meeting of stockholders for the purpose of making such determination to be held within 60 days after such agreement and such determination is made thereat, or (ii) if the determination of entitlement to indemnification is to be made by Independent Counsel, in which case the applicable period shall be as set forth in clause (c) of
     Section 6.1.

               (c) The termination of any Proceeding or of any Claim, issue or matter by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere or its equivalent, shall not by itself adversely affect the rights of Indemnitee to indemnification or create a presumption that Indemnitee did not act in good faith or in a manner that he reasonably believed to be in or not opposed to the best interests of the Company or, with respect to any criminal Proceeding, that Indemnitee had reasonable cause to believe that his conduct was unlawful. Indemnitee shall be deemed to have been found liable in respect of any Claim, issue or matter only after he shall have been so adjudged by the Court after exhaustion of all appeals therefrom.

                            ARTICLE VI

                  CERTAIN REMEDIES OF INDEMNITEE

          Section 6.1 Indemnitee Entitled to Adjudication in an Appropriate Court. If (a) a determination is made pursuant to
Article V that Indemnitee is not entitled to indemnification under this Agreement, (b) there has been any failure by the Company to make timely payment or advancement of any amounts due hereunder, or
(c) the determination of entitlement to indemnification is to be made by Independent Counsel and such determination shall not have been made and delivered in a written opinion within 90 days after the latest of (i) such Independent Counsel's being appointed,
(ii) the overruling by the Court of objections to such counsel's selection or (iii) expiration of all periods for the General Partner or Indemnitee to object to such counsel's selection, Indemnitee shall be entitled to commence an action seeking an adjudication in the Court of his entitlement to such indemnification or advancement of Expenses. Alternatively, Indemnitee, at his option, may seek an award in arbitration to be conducted by a single arbitrator pursuant to the commercial arbitration rules of the American Arbitration Association. Indemnitee shall commence such action seeking an adjudication or an award in arbitration within 180 days following the date on which Indemnitee first has the right to commence such action pursuant to this Section 6.1, or such right shall expire. Neither the Company nor the General Partner shall oppose Indemnitee's right to seek any such adjudication or award in arbitration.

          Section 6.2 Adverse Determination Not to Affect any Judicial Proceeding. If a determination shall have been made pursuant to Article V that Indemnitee is not entitled to indemnification under this Agreement, any judicial proceeding or arbitration commenced pursuant to this Article VI shall be conducted in all respects as a de novo trial or arbitration on the merits, and Indemnitee shall not be prejudiced by reason of such initial adverse determination. In any judicial proceeding or arbitration commenced pursuant to this Article VI, Indemnitee shall be presumed to be entitled to indemnification or advancement of Expenses, as the case may be, under this Agreement and the Company shall have the burden of proof in overcoming such presumption and to show by clear and convincing evidence that Indemnitee is not entitled to indemnification or advancement of Expenses, as the case may be.

          Section 6.3 Company Bound by Determination Favorable to Indemnitee in any Judicial Proceeding or Arbitration. If a determination shall have been made or deemed to have been made pursuant to Article V that Indemnitee is entitled to indemnification, the Company shall be irrevocably bound by such determination in any judicial proceeding or arbitration commenced pursuant to this Article VI and shall be precluded from asserting that such determination has not been made or that the procedure by which such determination was made is not valid, binding and enforceable, in each such case absent (a) a knowing misstatement by Indemnitee of a material fact, or a knowing omission of a material fact necessary to make a statement by Indemnitee not materially misleading, in connection with Indemnitee's request for indemnification or (b) a prohibition of such indemnification under applicable law.

          Section 6.4 Company Bound by the Agreement. The Company shall be precluded from asserting in any judicial proceeding or arbitration commenced pursuant to this Article VI that the procedures and presumptions of this Agreement are not valid, binding and enforceable and shall stipulate in any such court or before any such arbitrator that the Company is bound by all the provisions of this Agreement.

          Section 6.5 Indemnitee Entitled to Expenses of Judicial Proceeding. If Indemnitee seeks a judicial adjudication of or an award in arbitration to enforce his rights under, or to recover damages for breach of, this Agreement, Indemnitee shall be entitled to recover from the Company, and the Company shall indemnify Indemnitee against, any and all expenses (of the types described in the definition of Expenses in Article I) actually and reasonably incurred by him in such judicial adjudication or arbitration but only if Indemnitee prevails therein. If it shall be determined in such judicial adjudication or arbitration that Indemnitee is entitled to receive part but not all of the indemnification or advancement of expenses or other benefit sought, the expenses incurred by Indemnitee in connection with such judicial adjudication or arbitration shall be equitably allocated
between the Company and Indemnitee.   Notwithstanding the
foregoing, if a Change in Control shall have occurred, Indemnitee shall be entitled to indemnification under this Section 6.5 regardless of whether Indemnitee ultimately prevails in such judicial adjudication or arbitration.

                           ARTICLE VII

                          MISCELLANEOUS

          Section 7.1    Non-Exclusivity.

               (a)  The rights of Indemnitee to receive
     indemnification and advancement of Expenses under this Agreement shall not be deemed exclusive of any other rights to which Indemnitee may at any time be entitled under applicable law, the Agreement of Limited Partnership of the Company, any other agreement, vote of stockholders or resolution of directors of the General Partner, or otherwise. No amendment or alteration of the Agreement of Limited Partnership of the Company or any provision thereof shall adversely affect Indemnitee's rights hereunder and such rights shall be in addition to any rights Indemnitee may have under the Company's Agreement of Limited Partnership and the DRULP or otherwise. To the extent that there is a change in the DRULP or other applicable law (whether by statute or judicial decision) that allows greater indemnification by agreement than would be afforded currently under the Company's Agreement of Limited Partnership and this Agreement, it is the intent of the parties hereto that the Indemnitee shall enjoy by virtue of this Agreement the greater benefit so afforded by such change.

               (b) The Company shall not cause the Agreement of Limited Partnership of the Company to be amended in a manner that adversely affects Indemnitee's rights to indemnification thereunder existing as of the date hereof.

          Section 7.2    Insurance and Subrogation.

               (a)  To the extent the Company maintains an
     insurance policy or policies providing liability insurance for directors, officers, employees, agents or fiduciaries of the Company or of any other corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise that such person serves at the request of the Company, Indemnitee shall be covered by such policy or policies in accordance with its or their terms to the maximum extent of the coverage available for any such director, officer, employee, agent or fiduciary under such policy or policies.

               (b) In the event of any payment by the Company under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all papers required and take all action necessary to secure such rights, including execution of such documents as are necessary to enable the Company to bring suit to enforce such rights.

               (c) The Company shall not be liable under this Agreement to make any payment of amounts otherwise indemnifiable hereunder if and to the extent that Indemnitee has otherwise actually received such payment under the Company's Agreement of Limited Partnership or any insurance policy, contract, agreement or otherwise.

          Section 7.3 Certain Settlement Provisions. The Company shall have no obligation to indemnify Indemnitee under this Agreement for amounts paid in settlement of a Proceeding or Claim without the Company's prior written consent. The Company shall not settle any Proceeding or Claim in any manner that would impose any fine or other obligation on Indemnitee without Indemnitee's prior written consent. Neither the Company nor Indemnitee shall unreasonably withhold their consent to any proposed settlement.

          Section 7.4 Duration of Agreement. This Agreement shall continue for so long as Indemnitee serves as an officer, employee, agent or fiduciary of the Company or, at the request of the Company, as a director, nominee for director, officer, employee, agent or fiduciary of another corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise, and thereafter shall survive until and terminate upon the latest to occur of (a) the expiration of 10 years after the latest date that Indemnitee shall have ceased to serve in any such capacity; (b) the final termination of all pending Proceedings in respect of which Indemnitee is granted rights of indemnification or advancement of Expenses hereunder and of any proceeding commenced by Indemnitee pursuant to Article VI relating thereto; or (c) the expiration of all statutes of limitation applicable to possible Claims arising out of Indemnitee's Corporate Status.

          Section 7.5 Notice by Each Party. Indemnitee shall promptly notify the Company and the General Partner in writing upon being served with any summons, citation, subpoena, complaint, indictment, information or other document or communication relating to any Proceeding or Claim for which Indemnitee may be entitled to indemnification or advancement of Expenses hereunder; provided, however, that any failure of Indemnitee to so notify the Company or the General Partner shall not adversely affect Indemnitee's rights under this Agreement except to the extent the Company or the General Partner shall have been materially prejudiced as a direct result of such failure. The Company or General Partner shall notify promptly Indemnitee in writing, as to the pendency of any Proceeding or Claim that may involve a claim against the Indemnitee for which Indemnitee may be entitled to indemnification or advancement of Expenses hereunder.

          Section 7.6 Certain Persons Not Entitled to Indemnification. Notwithstanding any other provision of this Agreement to the contrary, Indemnitee shall not be entitled to indemnification or advancement of Expenses hereunder with respect to any Proceeding or any Claim, issue or matter therein, brought or made by Indemnitee against the Company or any affiliate of the Company, except as specifically provided in Article V or
Article VI.

          Section 7.7 Indemnification for Negligence, Gross Negligence, etc. Without limiting the generality of any other provision hereunder, it is the express intent of this Agreement that Indemnitee be indemnified and Expenses be advanced regardless of Indemnitee's acts of negligence, gross negligence or intentional or willful misconduct to the extent that indemnification and advancement of Expenses is allowed pursuant to the terms of this Agreement and under applicable law.

          Section 7.8 Enforcement. The Company agrees that its execution of this Agreement shall constitute a stipulation by which it shall be irrevocably bound in any court or arbitration in which a proceeding by Indemnitee for enforcement of his rights hereunder shall have been commenced, continued or appealed, that its obligations set forth in this Agreement are unique and special, and that failure of the Company to comply with the provisions of this Agreement will cause irreparable and irremediable injury to Indemnitee, for which a remedy at law will be inadequate. As a result, in addition to any other right or remedy he may have at law or in equity with respect to breach of this Agreement, Indemnitee shall be entitled to injunctive or mandatory relief directing specific performance by the Company of its obligations under this Agreement.

          Section 7.9 Successors and Assigns. All of the terms and provisions of this Agreement shall be binding upon, shall inure to the benefit of and shall be enforceable by the parties hereto and their respective successors, assigns, heirs, executors, administrators, legal representatives. The Company shall require and cause any direct or indirect successor (whether by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Company, by written agreement in form and substance reasonably satisfactory to Indemnitee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place.

          Section 7.10   Amendment.  This Agreement may not be
modified or amended except by a written instrument executed by or on behalf of each of the parties hereto.

          Section 7.11 Waivers. The observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively) by the party entitled to enforce such term only by a writing signed by the party against which such waiver is to be asserted. Unless otherwise expressly provided herein, no delay on the part of any party hereto in exercising any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any waiver on the part of any party hereto of any right, power or privilege hereunder operate as a waiver of any other right, power or privilege hereunder nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege hereunder.

          Section 7.12 Entire Agreement. This Agreement and the documents expressly referred to herein constitute the entire agreement between the parties hereto with respect to the matters covered hereby, and any other prior or contemporaneous oral or written understandings or agreements with respect to the matters covered hereby are expressly superseded by this Agreement.

          Section 7.13 Severability. If any provision of this Agreement (including any provision within a single section, paragraph or sentence) or the application of such provision to any person or circumstance, shall be judicially declared to be invalid, unenforceable or void, such decision will not have the effect of invalidating or voiding the remainder of this Agreement or affect the application of such provision to other persons or circumstances, it being the intent and agreement of the parties that this Agreement shall be deemed amended by modifying such provision to the extent necessary to render it valid, legal and enforceable while preserving its intent, or if such modification is not possible, by substituting therefor another provision that is valid, legal and unenforceable and that achieves the same objective. Any such finding of invalidity or unenforceability shall not prevent the enforcement of such provision in any other jurisdiction to the maximum extent permitted by applicable law.

          Section 7.14 Notices. All notices and other communications hereunder shall be in writing and shall be deemed given upon (a) transmitter's confirmation of a receipt of a facsimile transmission, (b) confirmed delivery of a standard overnight courier or when delivered by hand or (c) the expiration of five business days after the date mailed by certified or registered mail (return receipt requested), postage prepaid, to the parties at the following addresses (or at such other addresses for a party as shall be specified by like notice):

          If to the Company, to:

          Marcus Cable Company, L.P.
          2911 Turtle Creek Blvd., Suite 1300
          Dallas, Texas 75219
          Attention:  General Counsel
          Facsimile: (214) 521-3468

          If to the General Partner, to:

          Marcus Cable Properties, Inc.
          2911 Turtle Creek Blvd., Suite 1300
          Dallas, Texas 75219
          Attention:  General Counsel
          Facsimile: (214) 521-3468

          If to Indemnitee, to:

          Jeffrey A. Marcus
          6801 Turtle Creek Blvd.
          Dallas, Texas 75205-1249
          Facsimile: (214) 363-6876

          Section 7.15   Certain Construction Rules.

               (a) The article and section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement. As used in this Agreement, unless otherwise provided to the contrary, (i) all references to days shall be deemed references to calendar days and (ii) any reference to a "Section" or "Article" shall be deemed to refer to a section or article of this Agreement. The words "hereof," "herein" and "hereunder" and words of similar import referring to this Agreement refer to this Agreement as a whole and not to any particular provision of this Agreement. Whenever the words "include," "includes" or "including" are used in this Agreement, they shall be deemed to be followed by the words "without limitation." Unless otherwise specifically provided for herein, the term "or" shall not be deemed to be exclusive. Whenever the context may require, any pronoun used in this Agreement shall include the corresponding masculine, feminine or neuter forms, and the singular form of nouns, pronouns and verbs shall include the plural and vice versa.

               (b) For purposes of this Agreement, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on a person with respect to any employee benefit plan; references to "serving at the request of the Company" shall include any service as an officer, employee, agent or fiduciary of the Company which imposes duties on, or involves services by, such officer, employee, agent or fiduciary with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Company" as referred to in this Agreement.

          Section 7.16   Governing Law.  This Agreement shall be
governed by, and construed in accordance with, the laws of the State of Delaware, without giving effect to the conflicts of laws principles thereof.

          Section 7.17 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument, notwithstanding that both parties are not signatories to the original or same counterpart.

           IN WITNESS WHEREOF, this Agreement has been duly executed and delivered to be effective as of the date first above written.


                              MARCUS CABLE COMPANY, L.P.

                              By:  MARCUS CABLE PROPERTIES, L.P.,
                                  General Partner

                                  By:  MARCUS CABLE PROPERTIES, INC.,
                                         General Partner


                                  By:/s/ Thomas P. McMillin
                                       Thomas P. McMillin
                                       Executive Vice President




                              INDEMNITEE


                               /s/ Jeffrey A. Marcus
                              Jeffrey A. Marcus



                                                     Exhibit 10.4

                    MARCUS CABLE COMPANY, L.P.

                    INDEMNIFICATION AGREEMENT


          THIS AGREEMENT ("Agreement") is entered into as of April 23, 1998, between Marcus Cable Company, L.P., a Delaware limited partnership (the "Company"), and Thomas P. McMillin ("Indemnitee").

                Background Statement and Recitals

          Highly competent and experienced persons are becoming more reluctant to serve companies as officers, directors or in other capacities unless they are provided with adequate protection through insurance and adequate indemnification against inordinate risks of claims and actions against them arising out of their service to and activities on behalf of the company.

          The Board of Directors (the "Board") of Marcus Cable Properties, Inc., a Delaware corporation (the general partner of Marcus Cable Properties, L.P., a Delaware limited partnership, which in turn is the general partner of the Company) (the "General Partner") has determined that the inability of the Company to attract and retain such persons would be detrimental to the best interests of the Company and its investors and that the Company should act to assure such persons that there will be increased certainty of such protection in the future.

          The Board has also determined that it is reasonable, prudent and necessary for the Company, in addition to purchasing and maintaining directors' and officers' liability insurance (or otherwise providing for adequate arrangements of self-insurance), contractually to obligate itself to indemnify such persons to the fullest extent permitted by applicable law so that they will serve or continue to serve the Company free from undue concern that they will not be so indemnified.

          Pursuant to that certain Employment Agreement (the
"Employment Agreement") between the Company and Thomas P. McMillin dated as of April 3, 1998, Indemnitee is willing to serve, continue to serve and to take on additional service for or on behalf of the Company on the condition that he be so indemnified.

          NOW, THEREFORE, in consideration of the foregoing and the mutual covenants herein contained, and other good and valuable consideration, the sufficiency and receipt of which are hereby acknowledged, the parties hereby agree as follows:

                            ARTICLE I

                       CERTAIN DEFINITIONS

          As used herein, the following words and terms shall have the following respective meanings:

          "Change in Control" means a change in control of the Company of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A (or in response to any similar item on any similar schedule or form) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not the Company is then subject to such reporting requirement; provided, however, that, without limiting the generality of the foregoing, a Change in Control shall be deemed to have occurred (irrespective of the applicability of the initial clause of this definition) if at any time any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act, but excluding (a) Paul Allen, (b) any employee benefit plan of the Company or of any subsidiary of the Company, and (c) any entity organized, appointed or established by the Company pursuant to the terms of any such plan) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company's or the General Partner's then outstanding securities or has the ability to appoint a majority of the members of the Board.

          "Claim" means an actual or threatened claim or request for relief.

          "Corporate Status" means the status of a person who is or was a director, nominee for director, officer, employee, agent or fiduciary of the Company or the General Partner (including any predecessors to the Company or the General Partner), or of any other corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise which such person is or was serving at the request of the Company or the General Partner.

          "Disinterested Director," with respect to any request by Indemnitee for indemnification hereunder, means a director of the General Partner who neither is nor was a party to the Proceeding or subject to a Claim, issue or matter in respect of which indemnification is sought by Indemnitee.

          "DRULP" means the Delaware Revised Uniform Limited
Partnership Act and any successor statute thereto as either of them may be amended from time to time.

          "Expenses" means all attorneys' fees, retainers, court costs, transcript costs, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees and all other disbursements or expenses of the types customarily incurred in connection with prosecuting, defending, preparing to prosecute or defend, investigating, being or preparing to be a witness in, or participating in (including on appeal), a Proceeding.

          "Independent Counsel" means a law firm, or a member of a law firm, that is experienced in matters of corporation law and partnership law, and neither contemporaneously is, nor in the five years theretofore has been, retained to represent (a) the Company, the General Partner or Indemnitee in any matter material to either such party, (b) any other party to the Proceeding giving rise to a claim for indemnification hereunder or (c) the beneficial owner, directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company's or the General Partner's then outstanding voting securities (other than, in each such case, with respect to matters concerning the rights of Indemnitee under this Agreement, or of other indemnitees under similar indemnification agreements). Notwithstanding the foregoing, the term "Independent Counsel" shall not include any person who, under the applicable standards of professional conduct then prevailing, would have a conflict of interest in representing either the Company, the General Partner or Indemnitee in an action to determine Indemnitee's rights under this Agreement.

          "person" shall have the meaning ascribed to such term in Sections 13(d) and 14(d) of the Exchange Act.

          "Proceeding" means any threatened, pending or completed action, suit, arbitration, alternate dispute resolution mechanism, administrative hearing or any other proceeding, whether civil, criminal, administrative or investigative and whether or not based upon events occurring, or actions taken, before the date hereof (except any of the foregoing initiated by Indemnitee pursuant to Article VI or Section 7.8 to enforce his rights under this Agreement), and any inquiry or investigation that could lead to, and any appeal in or related to, any such action, suit, arbitration, alternative dispute resolution mechanism, hearing or proceeding.

                             ARTICLE II

                      SERVICES BY INDEMNITEE

          Section 2.1 Services. Indemnitee agrees to serve, or continue to serve, the Company and the General Partner pursuant to the Employment Agreement and, as the Company has requested or may request from time to time, as a director, officer, employee, agent or fiduciary of another corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise. Indemnitee and the Company each acknowledge that they have entered into this Agreement as a means of inducing Indemnitee to serve, or continue to serve, the Company and the General Partner in such capacities. Indemnitee may at any time and for any reason resign from such position or positions (subject to the terms and conditions of the Employment Agreement, any other contractual obligation or any obligation imposed by operation of law). The Company shall have no obligation under this Agreement to continue Indemnitee in any such position or positions.


                           ARTICLE III

                         INDEMNIFICATION

          Section 3.1 General. The Company shall indemnify, and advance Expenses to, Indemnitee to the fullest extent permitted by applicable law in effect on the date hereof and to such greater extent as applicable law may thereafter from time to time permit. The rights of Indemnitee provided under the preceding sentence shall include, but shall not be limited to, the right to be indemnified and to have Expenses advanced in all Proceedings to the fullest extent permitted by Section 17-108 of the DRULP. The provisions set forth in this Agreement are provided in addition to and as a means of furtherance and implementation of, and not in limitation of, the obligations expressed in this Article III.

          Section 3.2 Proceedings Other Than by or in Right of the Company. Indemnitee shall be entitled to indemnification pursuant to this Section 3.2 if, by reason of his Corporate Status, he was, is or is threatened to be made, a party to any Proceeding, other than a Proceeding by or in the right of the Company.
Pursuant to this Section 3.2, the Company shall indemnify Indemnitee against Expenses, judgments, penalties, fines and amounts paid in settlement (including all interest, assessments and other charges paid or payable in connection with any such Expenses, judgments, penalties, fines and amounts paid in settlement) actually and reasonably incurred by him or on his behalf in connection with such Proceeding or any Claim, issue or matter therein, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal Proceeding, had no reasonable cause to believe his conduct was unlawful. Nothing in this Section 3.2 shall limit the benefits of Section 3.1 or any other Section hereunder.

          Section 3.3 Proceedings by or in Right of the Company. Indemnitee shall be entitled to indemnification pursuant to this
Section 3.3 if, by reason of his Corporate Status, he was, is or is threatened to be made, a party to any Proceeding brought by or in the right of the Company to procure a judgment in its favor. Pursuant to this Section 3.3, the Company shall indemnify Indemnitee against Expenses actually and reasonably incurred by him or on his behalf in connection with such Proceeding or any Claim, issue or matter therein, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company. Notwithstanding the foregoing, no indemnification against such Expenses shall be made in respect of any Claim, issue or matter in such Proceeding as to which Indemnitee shall have been adjudged to be liable to the Company if applicable law prohibits such indemnification; provided, however, that, if applicable law so permits, indemnification against such Expenses shall nevertheless be made by the Company in such event if and only to the extent that the Court of Chancery of the State of Delaware or other court of competent jurisdiction (the "Court"), or the court in which such Proceeding shall have been brought or is pending, shall so determine. Nothing in this Section 3.3 shall limit the benefits of Section 3.1 or any other Section hereunder.

                            ARTICLE IV

                             EXPENSES

          Section 4.1 Expenses of a Party Who Is Wholly or Partly Successful. Notwithstanding any other provision of this Agreement to the contrary (except as set forth in Section 7.2(c) or 7.6), and without a requirement for any determination described in
Section 5.2, the Company shall indemnify Indemnitee against all Expenses actually and reasonably incurred by him or on his behalf in connection with any Proceeding to which Indemnitee was or is a party by reason of his Corporate Status and in which Indemnitee is successful, on the merits or otherwise. If Indemnitee is not wholly successful, on the merits or otherwise, in a Proceeding but is successful, on the merits or otherwise, as to any Claim, issue or matter in such Proceeding, the Company shall indemnify Indemnitee against all Expenses actually and reasonably incurred by him or on his behalf relating to each successfully resolved Claim, issue or matter. For purposes of this Section 4.1 and without limitation, the termination of a Claim, issue or matter in a Proceeding by dismissal, with or without prejudice, shall be deemed to be a successful result as to such Claim, issue or matter.

          Section 4.2 Expenses of a Witness or Non-Party. Notwithstanding any other provision of this Agreement to the contrary, to the extent that Indemnitee is, by reason of his Corporate Status, a witness or otherwise participates in any Proceeding at a time when he is not a party in the Proceeding, the Company shall indemnify him against all Expenses actually and reasonably incurred by him or on his behalf in connection therewith.

          Section 4.3 Advancement of Expenses. The Company shall pay all reasonable Expenses incurred by or on behalf of Indemnitee in connection with any Proceeding, whether brought by or in the right of the Company or otherwise, in advance of any determination with respect to entitlement to indemnification pursuant to Article V within 15 days after the receipt by the General Partner of a written request from Indemnitee requesting such payment or payments from time to time, whether prior to or after final disposition of such Proceeding. Such statement or statements shall reasonably evidence the Expenses incurred by Indemnitee. Indemnitee hereby undertakes and agrees that he will reimburse and repay the Company for any Expenses so advanced to the extent that it shall ultimately be determined (in a final adjudication by a court from which there is no further right of appeal or in a final adjudication of an arbitration pursuant to
Section 6.1 if Indemnitee elects to seek such arbitration) that Indemnitee is not entitled to be indemnified by the Company against such Expenses.

                            ARTICLE V

            PROCEDURE FOR DETERMINATION OF ENTITLEMENT
                        TO INDEMNIFICATION

          Section 5.1 Request by Indemnitee. To obtain indemnification under this Agreement, Indemnitee shall submit to the General Partner a written request, including therein or therewith such documentation and information as is reasonably available to Indemnitee and is reasonably necessary to determine whether and to what extent Indemnitee is entitled to indemnification. The Secretary or an Assistant Secretary of the General Partner shall, promptly upon receipt of such a request for indemnification, advise the members of the Board in writing that Indemnitee has requested indemnification.

          Section 5.2 Determination of Request. Upon written request by Indemnitee for indemnification pursuant to Section 5.1, a determination, if required by applicable law, with respect to Indemnitee's entitlement thereto shall be made in the specific case as follows:

               (a) If a Change in Control shall have occurred, by Independent Counsel in a written opinion to the Board, a copy of which shall be delivered to Indemnitee unless Indemnitee shall request that such determination be made by the Disinterested Directors, in which case in the manner provided for in clause (i) of paragraph (b) below;

               (b) If a Change in Control shall not have occurred,
     (i) by a majority vote of the Disinterested Directors, even though less than a quorum of the Board, or (ii) if there are no Disinterested Directors, or if such Disinterested Directors so direct, by Independent Counsel in a written opinion to the Board, a copy of which shall be delivered to the Indemnitee, or (iii) if Indemnitee and the Company mutually agree, by a majority vote of the disinterested stockholders of the General Partner; or

               (c) As provided in Section 5.4(b).

If it is so determined that Indemnitee is entitled to indemnification hereunder, payment to Indemnitee shall be made within 15 days after such determination. Indemnitee shall cooperate with the person or persons making such determination with respect to Indemnitee's entitlement to indemnification, including providing to such person upon reasonable advance request any documentation or information that is not privileged or otherwise protected from disclosure and that is reasonably available to Indemnitee and reasonably necessary for such determination. Any costs or expenses (including attorneys' fees and disbursements) incurred by Indemnitee in so cooperating with the person or persons making such determination shall be borne by the Company (irrespective of the determination as to Indemnitee's entitlement to indemnification), and the Company shall indemnify and hold harmless Indemnitee therefrom.

          Section 5.3 Independent Counsel. If a Change in Control shall not have occurred and the determination of entitlement to indemnification is to be made by Independent Counsel, the Independent Counsel shall be selected by (a) a majority vote of the Disinterested Directors, even though less than a quorum of the Board or (b) if there are no Disinterested Directors, by a majority vote of the Board, and the General Partner shall give written notice to Indemnitee, within 10 days after receipt by the General Partner of Indemnitee's request for indemnification, specifying the identity and address of the Independent Counsel so selected. If a Change in Control shall have occurred and the determination of entitlement to indemnification is to be made by Independent Counsel, the Independent Counsel shall be selected by Indemnitee, and Indemnitee shall give written notice to the General Partner, within 10 days after submission of Indemnitee's request for indemnification, specifying the identity and address of the Independent Counsel so selected (unless Indemnitee shall request that such selection be made by the Disinterested Directors, in which event the General Partner shall give written notice to Indemnitee, within 10 days after receipt of Indemnitee's request for the Disinterested Directors to make such selection, specifying the identity and address of the Independent Counsel so selected). In either event, (i) such notice to Indemnitee or the General Partner, as the case may be, shall be accompanied by a written affirmation of the Independent Counsel so selected that it satisfies the requirements of the definition of "Independent Counsel" in Article I and that it agrees to serve in such capacity and (ii) Indemnitee or the General Partner, as the case may be, may, within seven days after such written notice of selection shall have been given, deliver to the General Partner or to Indemnitee, as the case may be, a written objection to such selection. Any objection to selection of Independent Counsel pursuant to this Section 5.3 may be asserted only on the ground that the Independent Counsel so selected does not meet the requirements of the definition of "Independent Counsel" in
Article I, and the objection shall set forth with particularity the factual basis of such assertion. If such written objection is timely made, the Independent Counsel so selected may not serve as Independent Counsel unless and until the Court has determined that such objection is without merit. In the event of a timely written objection to a choice of Independent Counsel, the party originally selecting the Independent Counsel shall have seven days to make an alternate selection of Independent Counsel and to give written notice of such selection to the other party, after which time such other party shall have five days to make a written objection to such alternate selection. If, within 30 days after submission of Indemnitee's request for indemnification pursuant to Section 5.1, no Independent Counsel shall have been selected and not objected to, either the General Partner or Indemnitee may petition the Court for resolution of any objection that shall have been made by the Company or Indemnitee to the other's selection of Independent Counsel and/or for the appointment as Independent Counsel of a person selected by the Court or by such other person as the Court shall designate, and the person with respect to whom an objection is so resolved or the person so appointed shall act as Independent Counsel under Section 5.2. The Company shall pay any and all reasonable fees and expenses incurred by such Independent Counsel in connection with acting pursuant to Section 5.2, and the Company shall pay all reasonable fees and expenses incident to the procedures of this Section 5.3, regardless of the manner in which such Independent Counsel was selected or appointed. Upon the due commencement of any judicial proceeding or arbitration pursuant to
Section 6.1, Independent Counsel shall be discharged and relieved of any further responsibility in such capacity (subject to the applicable standards of professional conduct then prevailing).

          Section 5.4    Presumptions and Effect of Certain
Proceedings.

               (a) Indemnitee shall be presumed to be entitled to indemnification under this Agreement upon submission of a request for indemnification pursuant to Section 5.1, and the Company shall have the burden of proof in overcoming that presumption in reaching a determination contrary to that presumption. Such presumption shall be used by Independent Counsel (or other person or persons determining entitlement to indemnification) as a basis for a determination of entitlement to indemnification unless the Company provides information sufficient to overcome such presumption by clear and convincing evidence.

               (b) If the person or persons empowered or selected under this Article V to determine whether Indemnitee is entitled to indemnification shall not have made a determination within 60 days after receipt by the General Partner of Indemnitee's request for indemnification, the requisite determination of entitlement to indemnification shall be deemed to have been made and Indemnitee shall be entitled to such indemnification, absent (i) a knowing misstatement by Indemnitee of a material fact, or knowing omission of a material fact necessary to make Indemnitee's statement not materially misleading, in connection with Indemnitee's request for indemnification, or (ii) a prohibition of such indemnification under applicable law; provided, however, that such 60-day period may be extended for a reasonable time, not to exceed an additional 30 days, if the person making the determination with respect to entitlement to indemnification in good faith requires such additional time for the obtaining or evaluating of documentation and/or information relating to such determination; provided further, that the 60-day limitation set forth in this Section 5.4(b) shall not apply and such period shall be extended as necessary
     (i) if within 30 days after receipt by the General Partner of Indemnitee's request for indemnification under Section 5.1 Indemnitee and the General Partner have agreed, and the Board has resolved, to submit such determination to the stockholders of the General Partner pursuant to Section 5.2(b) for their consideration at a special meeting of stockholders for the purpose of making such determination to be held within 60 days after such agreement and such determination is made thereat, or (ii) if the determination of entitlement to indemnification is to be made by Independent Counsel, in which case the applicable period shall be as set forth in clause (c) of
     Section 6.1.

               (c) The termination of any Proceeding or of any Claim, issue or matter by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere or its equivalent, shall not by itself adversely affect the rights of Indemnitee to indemnification or create a presumption that Indemnitee did not act in good faith or in a manner that he reasonably believed to be in or not opposed to the best interests of the Company or, with respect to any criminal Proceeding, that Indemnitee had reasonable cause to believe that his conduct was unlawful. Indemnitee shall be deemed to have been found liable in respect of any Claim, issue or matter only after he shall have been so adjudged by the Court after exhaustion of all appeals therefrom.

                            ARTICLE VI

                  CERTAIN REMEDIES OF INDEMNITEE

          Section 6.1 Indemnitee Entitled to Adjudication in an Appropriate Court. If (a) a determination is made pursuant to
Article V that Indemnitee is not entitled to indemnification under this Agreement, (b) there has been any failure by the Company to make timely payment or advancement of any amounts due hereunder, or
(c) the determination of entitlement to indemnification is to be made by Independent Counsel and such determination shall not have been made and delivered in a written opinion within 90 days after the latest of (i) such Independent Counsel's being appointed,
(ii) the overruling by the Court of objections to such counsel's selection or (iii) expiration of all periods for the General Partner or Indemnitee to object to such counsel's selection, Indemnitee shall be entitled to commence an action seeking an adjudication in the Court of his entitlement to such indemnification or advancement of Expenses. Alternatively, Indemnitee, at his option, may seek an award in arbitration to be conducted by a single arbitrator pursuant to the commercial arbitration rules of the American Arbitration Association. Indemnitee shall commence such action seeking an adjudication or an award in arbitration within 180 days following the date on which Indemnitee first has the right to commence such action pursuant to this Section 6.1, or such right shall expire. Neither the Company nor the General Partner shall oppose Indemnitee's right to seek any such adjudication or award in arbitration.

          Section 6.2 Adverse Determination Not to Affect any Judicial Proceeding. If a determination shall have been made pursuant to Article V that Indemnitee is not entitled to indemnification under this Agreement, any judicial proceeding or arbitration commenced pursuant to this Article VI shall be conducted in all respects as a de novo trial or arbitration on the merits, and Indemnitee shall not be prejudiced by reason of such initial adverse determination. In any judicial proceeding or arbitration commenced pursuant to this Article VI, Indemnitee shall be presumed to be entitled to indemnification or advancement of Expenses, as the case may be, under this Agreement and the Company shall have the burden of proof in overcoming such presumption and to show by clear and convincing evidence that Indemnitee is not entitled to indemnification or advancement of Expenses, as the case may be.

          Section 6.3 Company Bound by Determination Favorable to Indemnitee in any Judicial Proceeding or Arbitration. If a determination shall have been made or deemed to have been made pursuant to Article V that Indemnitee is entitled to indemnification, the Company shall be irrevocably bound by such determination in any judicial proceeding or arbitration commenced pursuant to this Article VI and shall be precluded from asserting that such determination has not been made or that the procedure by which such determination was made is not valid, binding and enforceable, in each such case absent (a) a knowing misstatement by Indemnitee of a material fact, or a knowing omission of a material fact necessary to make a statement by Indemnitee not materially misleading, in connection with Indemnitee's request for indemnification or (b) a prohibition of such indemnification under applicable law.

          Section 6.4 Company Bound by the Agreement. The Company shall be precluded from asserting in any judicial proceeding or arbitration commenced pursuant to this Article VI that the procedures and presumptions of this Agreement are not valid, binding and enforceable and shall stipulate in any such court or before any such arbitrator that the Company is bound by all the provisions of this Agreement.

          Section 6.5 Indemnitee Entitled to Expenses of Judicial Proceeding. If Indemnitee seeks a judicial adjudication of or an award in arbitration to enforce his rights under, or to recover damages for breach of, this Agreement, Indemnitee shall be entitled to recover from the Company, and the Company shall indemnify Indemnitee against, any and all expenses (of the types described in the definition of Expenses in Article I) actually and reasonably incurred by him in such judicial adjudication or arbitration but only if Indemnitee prevails therein. If it shall be determined in such judicial adjudication or arbitration that Indemnitee is entitled to receive part but not all of the indemnification or advancement of expenses or other benefit sought, the expenses incurred by Indemnitee in connection with such judicial adjudication or arbitration shall be equitably allocated
between the Company and Indemnitee.   Notwithstanding the
foregoing, if a Change in Control shall have occurred, Indemnitee shall be entitled to indemnification under this Section 6.5 regardless of whether Indemnitee ultimately prevails in such judicial adjudication or arbitration.

                           ARTICLE VII

                          MISCELLANEOUS

          Section 7.1    Non-Exclusivity.

               (a)  The rights of Indemnitee to receive
     indemnification and advancement of Expenses under this Agreement shall not be deemed exclusive of any other rights to which Indemnitee may at any time be entitled under applicable law, the Agreement of Limited Partnership of the Company, any other agreement, vote of stockholders or resolution of directors of the General Partner, or otherwise. No amendment or alteration of the Agreement of Limited Partnership of the Company or any provision thereof shall adversely affect Indemnitee's rights hereunder and such rights shall be in addition to any rights Indemnitee may have under the Company's Agreement of Limited Partnership and the DRULP or otherwise. To the extent that there is a change in the DRULP or other applicable law (whether by statute or judicial decision) that allows greater indemnification by agreement than would be afforded currently under the Company's Agreement of Limited Partnership and this Agreement, it is the intent of the parties hereto that the Indemnitee shall enjoy by virtue of this Agreement the greater benefit so afforded by such change.

               (b) The Company shall not cause the Agreement of Limited Partnership of the Company to be amended in a manner that adversely affects Indemnitee's rights to indemnification thereunder existing as of the date hereof.

          Section 7.2    Insurance and Subrogation.

               (a)  To the extent the Company maintains an
     insurance policy or policies providing liability insurance for directors, officers, employees, agents or fiduciaries of the Company or of any other corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise that such person serves at the request of the Company, Indemnitee shall be covered by such policy or policies in accordance with its or their terms to the maximum extent of the coverage available for any such director, officer, employee, agent or fiduciary under such policy or policies.

               (b) In the event of any payment by the Company under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all papers required and take all action necessary to secure such rights, including execution of such documents as are necessary to enable the Company to bring suit to enforce such rights.

               (c) The Company shall not be liable under this Agreement to make any payment of amounts otherwise indemnifiable hereunder if and to the extent that Indemnitee has otherwise actually received such payment under the Company's Agreement of Limited Partnership or any insurance policy, contract, agreement or otherwise.

          Section 7.3 Certain Settlement Provisions. The Company shall have no obligation to indemnify Indemnitee under this Agreement for amounts paid in settlement of a Proceeding or Claim without the Company's prior written consent. The Company shall not settle any Proceeding or Claim in any manner that would impose any fine or other obligation on Indemnitee without Indemnitee's prior written consent. Neither the Company nor Indemnitee shall unreasonably withhold their consent to any proposed settlement.

          Section 7.4 Duration of Agreement. This Agreement shall continue for so long as Indemnitee serves as an officer, employee, agent or fiduciary of the Company or, at the request of the Company, as a director, nominee for director, officer, employee, agent or fiduciary of another corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise, and thereafter shall survive until and terminate upon the latest to occur of (a) the expiration of 10 years after the latest date that Indemnitee shall have ceased to serve in any such capacity; (b) the final termination of all pending Proceedings in respect of which Indemnitee is granted rights of indemnification or advancement of Expenses hereunder and of any proceeding commenced by Indemnitee pursuant to Article VI relating thereto; or (c) the expiration of all statutes of limitation applicable to possible Claims arising out of Indemnitee's Corporate Status.

          Section 7.5 Notice by Each Party. Indemnitee shall promptly notify the Company and the General Partner in writing upon being served with any summons, citation, subpoena, complaint, indictment, information or other document or communication relating to any Proceeding or Claim for which Indemnitee may be entitled to indemnification or advancement of Expenses hereunder; provided, however, that any failure of Indemnitee to so notify the Company or the General Partner shall not adversely affect Indemnitee's rights under this Agreement except to the extent the Company or the General Partner shall have been materially prejudiced as a direct result of such failure. The Company or General Partner shall notify promptly Indemnitee in writing, as to the pendency of any Proceeding or Claim that may involve a claim against the Indemnitee for which Indemnitee may be entitled to indemnification or advancement of Expenses hereunder.

          Section 7.6 Certain Persons Not Entitled to Indemnification. Notwithstanding any other provision of this Agreement to the contrary, Indemnitee shall not be entitled to indemnification or advancement of Expenses hereunder with respect to any Proceeding or any Claim, issue or matter therein, brought or made by Indemnitee against the Company or any affiliate of the Company, except as specifically provided in Article V or
Article VI.

          Section 7.7 Indemnification for Negligence, Gross Negligence, etc. Without limiting the generality of any other provision hereunder, it is the express intent of this Agreement that Indemnitee be indemnified and Expenses be advanced regardless of Indemnitee's acts of negligence, gross negligence or intentional or willful misconduct to the extent that indemnification and advancement of Expenses is allowed pursuant to the terms of this Agreement and under applicable law.

          Section 7.8 Enforcement. The Company agrees that its execution of this Agreement shall constitute a stipulation by which it shall be irrevocably bound in any court or arbitration in which a proceeding by Indemnitee for enforcement of his rights hereunder shall have been commenced, continued or appealed, that its obligations set forth in this Agreement are unique and special, and that failure of the Company to comply with the provisions of this Agreement will cause irreparable and irremediable injury to Indemnitee, for which a remedy at law will be inadequate. As a result, in addition to any other right or remedy he may have at law or in equity with respect to breach of this Agreement, Indemnitee shall be entitled to injunctive or mandatory relief directing specific performance by the Company of its obligations under this Agreement.

          Section 7.9 Successors and Assigns. All of the terms and provisions of this Agreement shall be binding upon, shall inure to the benefit of and shall be enforceable by the parties hereto and their respective successors, assigns, heirs, executors, administrators, legal representatives. The Company shall require and cause any direct or indirect successor (whether by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Company, by written agreement in form and substance reasonably satisfactory to Indemnitee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place.

          Section 7.10   Amendment.  This Agreement may not be
modified or amended except by a written instrument executed by or on behalf of each of the parties hereto.

          Section 7.11 Waivers. The observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively) by the party entitled to enforce such term only by a writing signed by the party against which such waiver is to be asserted. Unless otherwise expressly provided herein, no delay on the part of any party hereto in exercising any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any waiver on the part of any party hereto of any right, power or privilege hereunder operate as a waiver of any other right, power or privilege hereunder nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege hereunder.

          Section 7.12 Entire Agreement. This Agreement and the documents expressly referred to herein constitute the entire agreement between the parties hereto with respect to the matters covered hereby, and any other prior or contemporaneous oral or written understandings or agreements with respect to the matters covered hereby are expressly superseded by this Agreement.

          Section 7.13 Severability. If any provision of this Agreement (including any provision within a single section, paragraph or sentence) or the application of such provision to any person or circumstance, shall be judicially declared to be invalid, unenforceable or void, such decision will not have the effect of invalidating or voiding the remainder of this Agreement or affect the application of such provision to other persons or circumstances, it being the intent and agreement of the parties that this Agreement shall be deemed amended by modifying such provision to the extent necessary to render it valid, legal and enforceable while preserving its intent, or if such modification is not possible, by substituting therefor another provision that is valid, legal and unenforceable and that achieves the same objective. Any such finding of invalidity or unenforceability shall not prevent the enforcement of such provision in any other jurisdiction to the maximum extent permitted by applicable law.

          Section 7.14 Notices. All notices and other communications hereunder shall be in writing and shall be deemed given upon (a) transmitter's confirmation of a receipt of a facsimile transmission, (b) confirmed delivery of a standard overnight courier or when delivered by hand or (c) the expiration of five business days after the date mailed by certified or registered mail (return receipt requested), postage prepaid, to the parties at the following addresses (or at such other addresses for a party as shall be specified by like notice):

          If to the Company, to:

          Marcus Cable Company, L.P.
          2911 Turtle Creek Blvd., Suite 1300
          Dallas, Texas 75219
          Attention:  General Counsel
          Facsimile: (214) 521-3468

          If to the General Partner, to:

          Marcus Cable Properties, Inc.
          2911 Turtle Creek Blvd., Suite 1300
          Dallas, Texas 75219
          Attention:  General Counsel
          Facsimile: (214) 521-3468

          If to Indemnitee, to:

          Thomas P. McMillin
          6706 Stefani Drive
          Dallas, Texas 75225
          Facsimile: (214) 363-3514

          Section 7.15   Certain Construction Rules.

               (a) The article and section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement. As used in this Agreement, unless otherwise provided to the contrary, (i) all references to days shall be deemed references to calendar days and (ii) any reference to a "Section" or "Article" shall be deemed to refer to a section or article of this Agreement. The words "hereof," "herein" and "hereunder" and words of similar import referring to this Agreement refer to this Agreement as a whole and not to any particular provision of this Agreement. Whenever the words "include," "includes" or "including" are used in this Agreement, they shall be deemed to be followed by the words "without limitation." Unless otherwise specifically provided for herein, the term "or" shall not be deemed to be exclusive. Whenever the context may require, any pronoun used in this Agreement shall include the corresponding masculine, feminine or neuter forms, and the singular form of nouns, pronouns and verbs shall include the plural and vice versa.

               (b) For purposes of this Agreement, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on a person with respect to any employee benefit plan; references to "serving at the request of the Company" shall include any service as an officer, employee, agent or fiduciary of the Company which imposes duties on, or involves services by, such officer, employee, agent or fiduciary with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Company" as referred to in this Agreement.

          Section 7.16   Governing Law.  This Agreement shall be
governed by, and construed in accordance with, the laws of the State of Delaware, without giving effect to the conflicts of laws principles thereof.

          Section 7.17 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument, notwithstanding that both parties are not signatories to the original or same counterpart.

           IN WITNESS WHEREOF, this Agreement has been duly executed and delivered to be effective as of the date first above written.


                              MARCUS CABLE COMPANY, L.P.

                              By:  MARCUS CABLE PROPERTIES, L.P.,
                                  General Partner

                                  By:  MARCUS CABLE PROPERTIES, INC.,
                                         General Partner


                                  By:/s/ Daniel J. Wilson
                                        Daniel J. Wilson
                                        Senior Vice President



                              INDEMNITEE


                              /s/ Thomas P. McMillin
                              Thomas P. McMillin





                                                   Exhibit 10.5


                      LENDER CONSENT LETTER

               MARCUS CABLE OPERATING COMPANY, L.P.
           CREDIT AGREEMENT DATED AS OF AUGUST 31, 1995


To:  The Chase Manhattan Bank, as Administrative Agent
     270 Park Avenue
     New York, New York 10017

Ladies and Gentlemen:

          Reference is made to the Credit Agreement, dated as of August 31, 1995, as amended by the First Amendment thereto dated as of March 14, 1997 (the "Credit Agreement"), among Marcus Cable Operating Company, L.P. (the "Borrower"), Marcus Cable Company, L.P. (the "Parent"), the several banks and other financial institutions from time to time parties thereto, the Co-Agent, Managing Agents and Co-Arrangers named therein, and The Chase Manhattan Bank, as Administrative Agent.

          The Borrower and the Parent wish to amend certain provisions of the Credit Agreement on the terms described in the Second Amendment to the Credit Agreement in the form attached hereto as Exhibit A (the "Amendment").

          Pursuant to Section 12.1 of the Credit Agreement, the undersigned Lender hereby consents to the execution by the Administrative Agent of the Amendment.


                    Very truly yours,


                    _____________________________________________
                    (NAME OF LENDER)

                    By______________________________________
                      Name:
                      Title:








Dated as of March 31, 1998




          SECOND AMENDMENT, dated as of March 31, 1998 (this "Second Amendment"), to the Credit Agreement, dated as of August 31, 1995, as amended by the First Amendment thereto dated as of March 14, 1997 (the "Credit Agreement"), among MARCUS CABLE OPERATING COMPANY, L.P. (the "Borrower"), MARCUS CABLE COMPANY, L.P. (the "Parent"), the several banks and other financial institutions from time to time parties thereto, the Co-Agent, Managing Agents and Co-Arrangers named therein, and THE CHASE MANHATTAN BANK, as Administrative Agent.

                      W I T N E S S E T H :

          WHEREAS, the Borrower and the Parent wish to amend certain provisions of the Credit Agreement as hereinafter provided; and

          WHEREAS, the parties hereto are willing to so amend the Credit Agreement on the terms and conditions provided herein;

          NOW, THEREFORE, in consideration of the premises and of the mutual agreements herein contained, the parties hereto agree as follows:

          1.  Amendments to Credit Agreement.

          (a)  The definition of "Applicable One-Year Disposition
Percentage" in Section 1.1 of the Credit Agreement is hereby amended by changing the percentage "15%" contained therein to the percentage "20%".

          (b) Section 8.8(g) of the Credit Agreement is hereby amended by changing the amount "$100,000,000" contained therein to the amount "$125,000,000".

          2. Representations and Warranties on Second Amendment Effective Date. Each of the representations and warranties made by the Parent or the Borrower in Sections 5.1 through 5.20 of the Credit Agreement, as amended hereby, are true and correct in all material respects on and as of the Second Amendment Effective Date (as defined below), as if made on and as of the Second Amendment Effective Date, except to the extent such representations and warranties expressly relate to an earlier date.

          3. Conditions to Effective Date. This Second Amendment shall become effective on the date (the "Second Amendment Effective Date") on which the Administrative Agent shall have received (a) counterparts hereof, executed by the Parent and the Borrower and (b) executed Consent Letters from the Required Lenders authorizing the Administrative Agent to enter into this Amendment.

          4. Counterparts. This Second Amendment may be executed by one or more of the parties to this Second Amendment on any number of separate counterparts (including by facsimile transmission), and all of said counterparts taken together shall be deemed to constitute one and the same instrument. A set of the copies of this Second Amendment signed by all the parties shall be lodged with the Borrower and the Administrative Agent.

          5.  GOVERNING LAW.  THIS SECOND AMENDMENT AND THE
RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE GOVERNED
BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF
THE STATE OF NEW YORK.

          IN WITNESS WHEREOF, the parties hereto have caused this Second Amendment to be duly executed and delivered by their respective proper and duly authorized officers as of the day and year first above written.

                         MARCUS CABLE OPERATING COMPANY, L.P.

                         By:  MARCUS CABLE COMPANY, L.P.
                              General Partner

                              By:   MARCUS CABLE PROPERTIES, L.P.
                                   General Partner

                                   By:  MARCUS CABLE PROPERTIES, INC.
                                        General Partner

                                        By:
                                        Name:
                                        Title:


                         MARCUS CABLE COMPANY, L.P.

                         By:  MARCUS CABLE PROPERTIES, L.P.
                              General Partner

                               By: MARCUS CABLE PROPERTIES, INC.
                                   General Partner

                                   By:
                                        Name:
                                        Title:


                         THE CHASE MANHATTAN BANK, as
                         Administrative Agent
                         By:
                              Name:
                              Title:




                                                   Exhibit 10.6



                      LENDER CONSENT LETTER

               MARCUS CABLE OPERATING COMPANY, L.P.
           CREDIT AGREEMENT DATED AS OF AUGUST 31, 1995


To:  The Chase Manhattan Bank, as Administrative Agent
     270 Park Avenue
     New York, New York 10017

Ladies and Gentlemen:

          Reference is made to the Credit Agreement, dated as of August 31, 1995, as amended by the First Amendment thereto dated as of March 14, 1997 and the Second Amendment thereto dated as of March 31, 1998 (the "Credit Agreement"), among Marcus Cable Operating Company, L.P. (the "Borrower"), Marcus Cable Company, L.P. (the "Parent"), the several banks and other financial institutions from time to time parties thereto, the Co-Agent, Managing Agents and Co-Arrangers named therein, and The Chase Manhattan Bank, as Administrative Agent.

          The Borrower and the Parent wish to amend certain provisions of the Credit Agreement on the terms described in the Third Amendment to the Credit Agreement in the form attached hereto as Exhibit A (the "Amendment").

          Pursuant to Section 12.1 of the Credit Agreement, the undersigned Lender hereby consents to the execution by the Administrative Agent of the Amendment.


                    Very truly yours,


                    _____________________________________________
                    (NAME OF LENDER)

                    By______________________________________
                      Name:
                      Title:








Dated as of April 15, 1998

                                                        Exhibit A



          THIRD AMENDMENT, dated as of April 15, 1998 (this "Third Amendment"), to the Credit Agreement, dated as of August 31, 1995, as amended by the First Amendment thereto dated as of March 14, 1997 and the Second Amendment thereto dated as of March 31, 1998 (the "Credit Agreement"), among MARCUS CABLE OPERATING COMPANY, L.P. (the "Borrower"), MARCUS CABLE COMPANY, L.P. (the "Parent"), the several banks and other financial institutions from time to time parties thereto, the Co-Agent, Managing Agents and Co-Arrangers named therein, and THE CHASE MANHATTAN BANK, as Administrative Agent.


                      W I T N E S S E T H :

          WHEREAS, the Borrower and the Parent wish to amend certain provisions of the Credit Agreement as hereinafter provided; and

          WHEREAS, the parties hereto are willing to so amend the Credit Agreement on the terms and conditions provided herein;

          NOW, THEREFORE, in consideration of the premises and of the mutual agreements herein contained, the parties hereto agree as follows:

          1. Amendments to Credit Agreement. (a) The definitions of "Change of Control", "Investor Change of Control",
"Marcus Change of Control" and "Specified Investor" contained in
Section 1.1 of the Credit Agreement are hereby amended and restated in their entirety (and, in certain cases, renamed) as follows:

          "Change of Control": shall be deemed to have occurred at such time as any of the following occur:

               (a) a Change of Control shall occur under and as defined in any Existing Indenture or in any indenture governing Refinancing Indebtedness in respect of Indebtedness under any Existing Indenture, other than as a result of the acquisition of any Capital Stock of the Ultimate General Partner or any of its Affiliates by any one or more Specified Investors;

               (b) a Marcus/Allen Change of Control shall occur;

               (c) an Investor Change of Control shall occur; or

               (d) (i) the Borrower shall cease to be a direct
          Wholly Owned Subsidiary of the Parent or (ii) the
          Parent shall create, incur, assume or suffer to exist any Lien on any Capital Stock of the Borrower.

          "Investor Change of Control": shall be deemed to have occurred at such time as the direct and indirect ownership interests in the Borrower owned by the Specified Investors, in the aggregate, shall be less than 51%.

          "Marcus/Allen Change of Control": shall be deemed to have occurred at such time as any of the following occur:

               (i) any issuance or transfer of any equity interest (or any beneficial interest in any equity interest) in the Parent, the Parent General Partner or the Ultimate General Partner, or any transfer of assets of any Person, or any merger, consolidation or other transaction, or any other event or occurrence, after which the Investors shall own 51% or less of the aggregate direct and indirect beneficial ownership interest in the Parent General Partner or the Ultimate General Partner or the Investors shall no longer have the sole power to direct or cause the direction of the management or policies of the Parent, the Parent General Partner or the Ultimate General Partner; or

               (ii) a transfer or assignment of the Parent
          General Partner's general partnership interest in the Parent, or of any portion thereof or of any beneficial interest therein, if after giving effect to such assignment or transfer, the aggregate direct or indirect beneficial ownership interest of the Parent General Partner in the general partnership interests of the Parent is less than 51% and after which the Parent General Partner does not have the sole power to take all of the actions which the Parent General Partner is entitled or required to take under the Parent Partnership Agreement in its capacity as general partner; or

               (iii) a transfer or assignment of the Parent's general partnership interest in the Borrower, or any portion thereof or any beneficial interest therein, if after giving effect to such assignment or transfer, the aggregate direct or indirect beneficial ownership interest of the Parent in the general partnership interests of the Borrower is less than 51% and after which the Parent does not have the sole power to take all of the actions which the Parent is entitled or required to take under the Partnership Agreement in its capacity as general partner of the Borrower; or

               (iv) a merger, consolidation or similar
          transaction involving the Borrower unless the surviving entity of such transaction is a partnership or corporation of which an Investor is the sole general partner or a stockholder having the power to elect a majority of the Board of Directors of such corporation, as the case may be, and with respect to which surviving entity an Investor has the sole power to take all actions with respect to such surviving entity which the General Partner is entitled or required to take under the Partnership Agreement in its capacity as the General Partner; or

               (v) the admission of any Person as a general partner of the Parent after which the Parent General Partner does not have the sole power to take all of the actions which the Parent General Partner is entitled to or required to take under the Parent Partnership Agreement, as in effect on the Initial Term Loan Availability Date, in its capacity as the general partner of the Parent; or

               (vi) the admission of any Person as a general partner of the Borrower after which the Parent does not have the sole power to take all actions which the general partner of the Borrower is entitled to or required to take under the Partnership Agreement as in effect on the Initial Term Loan Availability Date, in its capacity as the general partner of the Borrower.

     Upon conversion of the Borrower into a limited liability company, all references in this definition to general partnership interests and general partner capacities with respect to the Borrower shall be deemed to mean references to comparable membership interests and member capacities.

          "Specified Investors": the collective reference to Paul G. Allen and his Control Affiliates.

          (b) Section 1.1 of the Credit Agreement is hereby amended by adding the following definition in the appropriate alphabetical order:

          "Investors":  the collective reference to the Marcus
     Family Investors, the Specified Investors and any entity under the sole control of any of the foregoing.

          2. Representations and Warranties on Third Amendment Effective Date. Each of the representations and warranties made by the Parent or the Borrower in Sections 5.1 through 5.20 of the Credit Agreement, as amended hereby, are true and correct in all material respects on and as of the Third Amendment Effective Date (as defined below), as if made on and as of the Third Amendment Effective Date, except to the extent such representations and warranties expressly relate to an earlier date.

          3. Conditions to Effective Date. This Third Amendment shall become effective on the date (the "Third Amendment Effective Date") on which (a) the Administrative Agent shall have received (i) counterparts hereof, executed by the Parent and the Borrower and (ii) executed Consent Letters from the Required Lenders authorizing the Administrative Agent to enter into this Third Amendment and (b) the Specified Investors (as defined above) shall have acquired all of the Capital Stock of the Parent previously owned by the "Specified Investors" (as defined in the Credit Agreement prior to giving effect to this Third Amendment).

          4. Counterparts. This Third Amendment may be executed by one or more of the parties to this Third Amendment on any number of separate counterparts (including by facsimile transmission), and all of said counterparts taken together shall be deemed to constitute one and the same instrument. A set of the copies of this Third Amendment signed by all the parties shall be lodged with the Borrower and the Administrative Agent.

          5.  GOVERNING LAW.  THIS THIRD AMENDMENT AND THE RIGHTS
AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE GOVERNED BY,
AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE
STATE OF NEW YORK.

          IN WITNESS WHEREOF, the parties hereto have caused this Third Amendment to be duly executed and delivered by their respective proper and duly authorized officers as of the day and year first above written.

                         MARCUS CABLE OPERATING COMPANY, L.P.

                         By:  MARCUS CABLE COMPANY, L.P.
                              General Partner

                              By:   MARCUS CABLE PROPERTIES, L.P.
                                   General Partner

                                   By:  MARCUS CABLE PROPERTIES, INC.
                                        General Partner

                                        By:
                                        Name:
                                        Title:


                         MARCUS CABLE COMPANY, L.P.

                         By:  MARCUS CABLE PROPERTIES, L.P.
                              General Partner

                               By: MARCUS CABLE PROPERTIES, INC.
   		                   General Partner

                                   By:
                                        Name:
                                        Title:


                         THE CHASE MANHATTAN BANK,
                           as Administrative Agent

                         By:
                              Name:
                              Title:





                                                   Exhibit 10.7



                      LENDER CONSENT LETTER

               MARCUS CABLE OPERATING COMPANY, L.P.
           CREDIT AGREEMENT DATED AS OF AUGUST 31, 1995


To:  The Chase Manhattan Bank, as Administrative Agent
     270 Park Avenue
     New York, New York 10017

Ladies and Gentlemen:

          Reference is made to the Credit Agreement, dated as of August 31, 1995, as amended by the First Amendment thereto dated as of March 14, 1997, the Second Amendment thereto dated as of March 31, 1998 and the Third Amendment thereto dated as of April 15, 1998 (the "Credit Agreement"), among Marcus Cable Operating Company, L.P. (the "Borrower"), Marcus Cable Company, L.P. (the "Parent"), the several banks and other financial institutions from time to time parties thereto, the Co-Agent, Managing Agents and Co-Arrangers named therein, and The Chase Manhattan Bank, as Administrative Agent.

          The Borrower and the Parent wish the Lenders to consent to certain transactions on the terms described in the Consent and Waiver to the Credit Agreement in the form attached hereto as Exhibit A (the "Consent and Waiver").

          Pursuant to Section 12.1 of the Credit Agreement, the undersigned Lender hereby consents to the execution by the Administrative Agent of the Consent and Waiver.


                    Very truly yours,


                    _____________________________________________
                    (NAME OF LENDER)

                    By______________________________________
                      Name:
                      Title:








Dated as of April 21, 1998

                                                        Exhibit A



          CONSENT AND WAIVER, dated as of April 21, 1998 (this "Consent and Waiver"), to the Credit Agreement, dated as of August 31, 1995, as amended by the First Amendment thereto dated as of March 14, 1997, the Second Amendment thereto dated as of March 31, 1998 and the Third Amendment thereto dated as of April 15, 1998 (the "Credit Agreement"), among MARCUS CABLE OPERATING COMPANY, L.P. (the "Borrower"), MARCUS CABLE COMPANY, L.P. (the "Parent"), the several banks and other financial institutions from time to time parties thereto, the Co-Agent, Managing Agents and Co-Arrangers named therein, and THE CHASE MANHATTAN BANK, as Administrative Agent.


                      W I T N E S S E T H :

          WHEREAS, in connection with the acquisition by the Specified Investors of Capital Stock of the Ultimate General Partner and the limited partner interests in the Parent and the Parent General Partner, the Parent will be required (i) to make payments to Goldman Sachs & Co., or its affiliates, in the aggregate amount of approximately $15,000,000, (ii) to make payments to Hicks, Muse, Tate & Furst Incorporated, or its affiliates, in the aggregate amount of approximately $2,100,000,
(iii) to make payments to one or more of the Marcus Family Investors in the aggregate amount of approximately $10,000,000,
(iv) to make payments to or for the account of advisors of the Specified Investors in the aggregate amount of approximately $20,000,000, (v) to make payments to employees of the Borrower in the aggregate amount of approximately $8,000,000, and (vi) to pay other miscellaneous transaction fees and expenses of approximately $5,000,000 (collectively, the "Acquisition-Related Payments"); and

          WHEREAS, the Lenders are willing to consent to the Acquisition-Related Payments on the terms and conditions provided herein;

          NOW, THEREFORE, in consideration of the premises and of the mutual agreements herein contained, the parties hereto agree as follows:

          1. Consent and Waiver. The Lenders hereby consent to the making of the Acquisition-Related Payments and waive any Default or Event of Default that would result therefrom.

          2. Investments. The Acquisition-Related Payments will be deemed to constitute Investments made pursuant to Section
8.8(j) of the Credit Agreement.

          3. Representations and Warranties on Consent Effective Date. Each of the representations and warranties made by the Parent or the Borrower in Sections 5.1 through 5.20 of the Credit Agreement, as amended hereby, are true and correct in all material respects on and as of the Consent Effective Date (as defined below), as if made on and as of the Consent Effective Date, except to the extent such representations and warranties expressly relate to an earlier date.

          4. Conditions to Consent Effective Date. This Consent and Waiver shall become effective on the date (the "Consent Effective Date") on which (a) the Administrative Agent shall have received (i) counterparts hereof, executed by the Parent and the Borrower and (ii) executed Consent Letters from the Required Lenders authorizing the Administrative Agent to enter into this Consent and Waiver and (b) the Third Amendment Effective Date (as defined in the Third Amendment, dated as of April 15, 1998, to the Credit Agreement) shall have occurred.

          5. Counterparts. This Consent and Waiver may be executed by one or more of the parties to this Consent and Waiver on any number of separate counterparts (including by facsimile transmission), and all of said counterparts taken together shall be deemed to constitute one and the same instrument. A set of the copies of this Consent and Waiver signed by all the parties shall be lodged with the Borrower and the Administrative Agent.

          6.  GOVERNING LAW.  THIS CONSENT AND WAIVER AND THE
RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE GOVERNED
BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF
THE STATE OF NEW YORK.

          IN WITNESS WHEREOF, the parties hereto have caused this Consent and Waiver to be duly executed and delivered by their respective proper and duly authorized officers as of the day and year first above written.

                         MARCUS CABLE OPERATING COMPANY, L.P.

                         By:  MARCUS CABLE COMPANY, L.P.
                              General Partner

                              By:   MARCUS CABLE PROPERTIES, L.P.
                                   General Partner

                                   By:  MARCUS CABLE PROPERTIES, INC.
                                        General Partner

                                        By:
                                        Name:
                                        Title:


                         MARCUS CABLE COMPANY, L.P.

                         By:  MARCUS CABLE PROPERTIES, L.P.
                              General Partner

                               By: MARCUS CABLE PROPERTIES, INC.
		                   General Partner

                                   By:
                                        Name:
                                        Title:


                         THE CHASE MANHATTAN BANK,
                           as Administrative Agent

                         By:
                              Name:
                              Title: