Form 10-Q
period 1998-06-30
MARCUS CABLE CO LP; MARCUS CABLE CAPITAL CORP; MARCUS CABLE OPERATING CO LP; MARCUS CABLE CAPITAL CORP II; MARCUS CABLE CAPITAL CORP III
filed 1998-08-14
CIK 910629, 910630, 926329, 926332, 947184

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

 X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  	Exchange Act of 1934

          For the quarterly period ended June 30, 1998

                               or

       Transition Report Pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934

For the transition period from                to

   COMMISSION FILE NUMBERS 33-67390; 33-67390-01; 33-81088;
        33-81088-01; 33-81088-02; 33-93808; 33-93808-01

                  MARCUS CABLE COMPANY, L.L.C.
             MARCUS CABLE OPERATING COMPANY, L.L.C.
                MARCUS CABLE CAPITAL CORPORATION
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

There is no established trading market for any of the registrants' voting securities. As of the date of this report, there were 1,000 shares of common stock of Marcus Cable Capital Corporation and 1,000 shares of common stock of Marcus Cable Capital Corporation III outstanding, all of which are owned by Marcus Cable Company, L.L.C., and 1,000 shares of common stock of Marcus Cable Capital Corporation II outstanding, all of which are owned by Marcus Cable Operating Company, L.L.C.

                  MARCUS CABLE COMPANY, L.L.C.
             MARCUS CABLE OPERATING COMPANY, L.L.C.
                MARCUS CABLE CAPITAL CORPORATION
               MARCUS CABLE CAPITAL CORPORATION II
              MARCUS CABLE CAPITAL CORPORATION III

               INDEX TO QUARTERLY REPORT FORM 10-Q
                          JUNE 30, 1998

                                                        	Page No.
          Definitions                                            3-4

PART I    FINANCIAL INFORMATION

Item 1:   Financial Statements - Marcus Cable
          Company, L.L.C. and Subsidiaries

          Consolidated Balance Sheets as of
          June 30, 1998 and December 31, 1997                      5

          Consolidated Statements of Operations for the
          periods from April 23, 1998 to June 30, 1998,
          April 1, 1998 to April 22, 1998 and the three
          months ended June 30, 1997                               6

          Consolidated Statements of Operations for the
          periods from April 23, 1998 to June 30, 1998,
          January 1, 1998 to April 22, 1998 and the six
          months ended June 30, 1997                               7

          Consolidated Statements of Cash Flows for the
          periods from April 23, 1998 to June 30, 1998,
          January 1, 1998 to April 22,1998 and for the six
          months ended June 30, 1997                               8

          Notes to the Consolidated Financial Statements        9-15

          Consolidating Schedules                              16-18


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

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations              	  19-30

PART II   OTHER INFORMATION

Item 1:   Legal Proceedings                                      31

Item 2:   Changes in Securities                                  31

Item 3:   Defaults Upon Senior Securities                        31

Item 4:   Submission of Matters to a Vote of Security Holders    31

Item 5:   Other Information                                      31

Item 6:   Exhibits and Reports on Form 8-K                       31


                            DEFINITIONS

     When used herein, the following terms will have the meaning indicated.
     Term                                Definition
----------------              --------------------------------
11 7/8% Debentures            11 7/8%Senior Debentures, due
                              October 1, 2005, which are
                              obligations of the Company and
                              Capital
13 1/2% Notes                 13 1/2% Senior Subordinated
                              Guaranteed Discount Notes, due
                              August 1, 2004, which are
                              obligations of Operating and
                              Capital II that are guaranteed by
                              the Company
14 1/4% Notes                 14 1/4% Senior Discount Notes, due
                              December 15, 2005, which are
                              obligations of the Company and
                              Capital III
1992 Cable Act                Cable Television Consumer
                              Protection and Competition Act of
                              1992
1996 Telecom Act              Telecommunications Act of 1996
Capital                       Marcus Cable Capital Corporation
Capital II                    Marcus Cable Capital Corporation II
Capital III                   Marcus Cable Capital Corporation
                              III
Charter                       Charter Communications, Inc.
CPST                          Cable Programming Service Tier
EBITDA                        Earnings Before Interest, Taxes,
                              Depreciation and Amortization
Eunit                         Specially designated Class B units
                              in MCC granted to certain employees
                              in past periods by the general
                              partner of MCC.
FCC                           Federal Communications Commission
Harron                        Harron Communication Corp. and
                              certain of its subsidiaries
Harron Acquisition            The July 1,1997 purchase of the
                              Harron Systems
Harron Systems                Certain cable television systems
                              purchased from Harron
Goldman Sachs                 Goldman, Sachs & Co.
HBO                           Home Box Office
HFC                           Hybrid Fiber Coaxial
LIBOR                         London InterBank Offered Rate
Maryland Cable                Maryland Cable Partners, L.P.
Maryland Cable Agreement      The management agreement between
                              Operating and Maryland Cable
Maryland Cable System         Cable system owned by Maryland
                              Cable
MCC                           Marcus Cable Company, L.P. and
                              subsidiaries
Marcus (or the "Company")     Marcus Cable Company, L.L.C. and
                              subsidiaries

MCA                           Marcus Cable Associates, L.L.C.
MCOA                          Marcus Cable of Alabama, L.L.C.
MCDM                          Marcus Cable of Delaware and
                              Maryland, L.P.
MCP                           Marcus Cable Partners, L.L.C.
MCPI                          Marcus Cable Properties, Inc., the
                              ultimate General Partner of the
                              Company
MCPLP                         Marcus Cable Properties, L.P.
MCPLLC                        Marcus Cable Properties, L.L.C.
Mountain Brook Acquisition    Certain cable system purchased from
                              Mountain Brook and Shelby Cable on
                              April 1, 1998
Mountain Brook                Mountain Brook Cablevision, Inc.
Mountain Brook and
     Shelby Cable System      Cable television system serving the
                              Mountain Brook and Shelby County
                              area in and around Birmingham,
                              Alabama purchased from Mountain
                              Brook and Shelby Cable
Operating                     Marcus Cable Operating Company,
                              L.L.C.
Operating Divisions           MCP, MCDM, MCOA and MCA
PPV                           Pay-per-view
Predecessor Period            The period from January 1, 1998 to
                              April 22, 1998
Senior Credit Facility        $1,150,000,000 Credit Agreement
                              among Operating, the Company,
                              Banque Paribas, Chase Manhattan
                              Bank, Citibank, N.A., The First
                              National Bank of Boston, Goldman
                              Sachs, Union Bank and certain other
                              lenders referred to therein, dated
                              as of August 31, 1995, as amended
Shelby Cable                  Shelby Cable, Inc.
SFAS                          Statement of Financial Accounting
                              Standards
Successor Period              The period from April 23, 1998 to
                              June 30, 1998
Systems                       Cable television systems owned by
                              the Company
Time Warner                   Time Wagner Entertainment Company,
                              L.P. and certain of its
                              subsidiaries
Time Warner Exchange          Exchange of certain cable
                              television systems with Time Warner
                              on December 1, 1997
Vulcan                        Vulcan Cable, Inc.
Vulcan Acquisition            The acquisition, by Vulcan, of the
                              outstanding partnership  interests
                              in MCC, MCPLP and MCPI, excluding
                              the controlling interest in MCPI

                   PART I - FINANCIAL INFORMATION

           MARCUS CABLE COMPANY, L.L.C. AND SUBSIDIARIES

                    Consolidated Balance Sheets
                          (in thousands)


                               Successor(note 2) || Predecessor (note 2)
                              -------------------||--------------------
            Assets                  June 30,     ||
                                      1998       ||
                                  (Unaudited)    ||     December 31,
                                   (note 1)      ||         1997
                              -------------------||--------------------
                                                 ||
Current assets:                                  ||
  Cash and cash equivalents   $            7,858 ||$              1,607
  Accounts receivable,                           ||
    net of allowance of $1,983                   ||
    and $1,904, respectively              26,951 ||              23,935
  Prepaid expenses and other               4,707 ||               2,105
                              -------------------||--------------------
    Total current assets                  39,516 ||              27,647
                                                 ||
Property and equipment,                          ||
     net (note 3)                        757,750 ||             706,626
                                                 ||
Other assets, net (note 4)             2,487,778 ||           1,016,195
                              -------------------||--------------------
                              $        3,285,044 ||$          1,750,468
                              ===================||====================
                                                 ||
Liabilities and Partners' Capital                ||
                                                 ||
Current liabilities:                             ||
  Current maturities of                          ||
    long-term debt (note 6)   $           73,284 ||$            68,288
  Accrued liabilities (note 5)           118,093 ||             60,805
  Accrued interest                         8,070 ||              7,949
                              -------------------||-------------------
    Total current liabilities            199,450 ||            137,042
                                                 ||
Long-term debt (note 6)                1,617,587 ||          1,533,645
Carrying-value                                   ||
  premium (note 6)                       105,154 ||                ---
                              -------------------||-------------------
                                       1,722,741 ||          1,533,645
                                                 ||
Subsidiary limited                               ||
  partner interests                          --- ||               (246)
                                                 ||
Partners' capital                      1,362,856 ||             80,027
                                                 ||
Commitments and contingencies                --- ||                ---
                              -------------------||-------------------
                              $        3,285,044 ||$         1,750,468
                              ===================||====================

See accompanying notes to the consolidated financial statements.

           MARCUS CABLE COMPANY, L.L.C. AND SUBSIDIARIES

               Consolidated Statements of Operations
                            (unaudited)
                          (in thousands)

                              Successor(note2)     Predecessor (note 2)
                              ----------------||--------------------------
                                Period from   || Period from     Three
                                April 23 to   || April 1, to  Months ended
                                 June  30,    ||  April 22,	    June 30,
                                    1998      ||     1998         1997
                              ----------------||------------  ------------
                                              ||
Revenues:                                     ||
  Cable services              $       96,973  ||$     30,894  $   115,283
  Management fees (note 7)                56  ||          19        1,086
                              ----------------||------------  ------------
     Total revenues                   97,029  ||      30,913      116,369
                              ----------------||------------  ------------
                                              ||
Operating expenses:                           ||
  Selling, service and                        ||
    system management	                37,530  ||      11,948       43,413
  General and administrative          15,044  ||       4,744       17,300
  Transaction costs (note 2)             ---  ||     114,167          ---
  Depreciation and                            ||
     amortization                     54,034  ||      12,990       45,028
                              ----------------||------------  ------------
     Total operating expenses        106,608  ||     143,849      105,741
                              ----------------||------------  ------------
     Operating (loss) income          (9,579) ||    (112,936)      10,628
                              ----------------||------------  ------------
                                              ||
Other (income) expense:                       ||
  Interest expense, net               27,568  ||       9,915       36,799
  Gain on sale of assets                 ---  ||     (43,662)         ---
                              ----------------||------------  ------------
      Total other                             ||
       (income) expense               27,568  ||     (33,747)      36,799
                              ----------------||------------  ------------
      Net loss                $      (37,147) ||$    (79,189) $   (26,171)
                              ================||============  ============


     See accompanying notes to the consolidated financial statements.

                MARCUS CABLE COMPANY, L.L.C. AND SUBSIDIARIES

                   Consolidated Statements of Operations
                                (unaudited)
                              (in thousands)
                              Successor(note2)     Predecessor (note 2)
                              ----------------||--------------------------
                                Period from   || Period from      Six
                                April 23 to   ||  January 1,  Months ended
                                 June  30,    || to April 22,    June 30,
                                   1998       ||     1998          1997
                              ----------------||------------  ------------
                                              ||
Revenues:                                     ||
  Cable services              $       96,973  ||$    157,389  $   225,352
  Management fees (note 7)                56  ||         374        5,464
                              ----------------||------------  ------------
     Total revenues                   97,029  ||     157,763      230,816
                              ----------------||------------  ------------
                                              ||
Operating expenses:                           ||
  Selling, service and                        ||
    system management                 37,530  ||      60,501       84,845
  General and administrative          15,044  ||      24,245       34,798
  Transaction costs (note 2)             ---  ||     114,167          ---
  Depreciation and                            ||
      amortization                    54,034  ||      64,669       89,174
                              ----------------||------------- ------------
      Total operating expenses       106,608  ||     263,582      208,817
                              ----------------||------------  ------------
      Operating (loss) income         (9,579) ||    (105,819)      21,999
                              ----------------||------------  ------------
                                              ||
Other (income) expense:                       ||
  Interest expense, net               27,568  ||      49,905       73,347
  Gain on sale of assets                 ---  ||     (43,662)         ---
                              ----------------||------------  ------------
      Total other                             ||
        (income) expense              27,568  ||       6,243       73,347
                              ----------------||------------  ------------
      Net loss                $      (37,147) ||$   (112,062) $   (51,348)
                              ================||============  ============


     See accompanying notes to the consolidated financial statements.

                MARCUS CABLE COMPANY, L.L.C. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                                (unaudited)
                              (in thousands)
                              Successor(note 2)    Predecessor (note 2)
                              ----------------||--------------------------
                                Period from   || Period from      Six
                                April 23 to   ||  January 1,  Months ended
                                 June  30,    || to April 22,    June 30,
                                     1998	    ||     1998          1997
                              ----------------||------------  ------------
                                              ||
Cash flows from operating                     ||
  activites:                                  ||
    Net loss     	            $      (37,147) ||$   (112,062) $   (51,348)
    Adjustments to reconcile                  ||
     net loss to net cash                     ||
     provided by operating                    ||
     activities:                              ||
      Depreciation and                        ||
        amortization                  54,034  ||      64,669       89,174
      Accretion of discount                   ||
        of notes                      14,191  ||      23,710       33,241
      Amortization of carrying                ||
        value premium                 (3,138) ||         ---          ---
      Other non cash interest             94  ||       1,289        1,942
      Gain on sale of assets             ---  ||     (43,662)         ---
      Changes in assets and                   ||
      liabilities, net of                     ||
      working capital                         ||
      adjustments:                            ||
        Accounts receivable           (4,348) ||       1,888       (2,556)
        Prepaid expenses                (776) ||      (1,914)      (1,309)
        Other assets                   2,058  ||      (2,371)         (47)
        Accrued interest               3,351  ||      (3,230)         (75)
        Accrued liabilities          (15,156) ||     117,855        4,157
                              ----------------||------------  ------------
          Net cash provided                   ||
            by operating                      ||
            activities                13,163  ||      46,172       73,179
                              ----------------||------------  ------------
                                              ||
Cash flows from operating                     ||
  activites:                                  ||
     Acquisition of                           ||
       cable system                      ---  ||     (57,324)         ---
     Proceeds from sale of                    ||
       assets, net of                         ||
       sales costs                       ---  ||      64,564          ---
     Cash contributed from                    ||
       partners (note 2)           1,400,000  ||         ---          ---
     Distributions (note 2)       (1,400,000) ||         ---          ---
     Additions to property                    ||
       and equipment                 (45,292) ||     (66,088)     (87,463)
                              ----------------||------------  ------------
          Net cash used                       ||
            in investing                      ||
            activities               (45,292) ||     (58,848)     (87,463)
                              ----------------||------------  ------------
Cash flows from financing                     ||
  activites:                                  ||
      Net borrowings under                    ||
        Senior Credit Facility        38,750  ||      12,750       15,000
      Repayments of long-term                 ||
        debt                             (29) ||         (28)         (54)
      Payment of debt                         ||
        issuance costs                   ---  ||         ---       (1,392)
      Payment of capital                      ||
        lease obligations               (113) ||        (274)        (259)
                              ----------------||------------  ------------
           Net cash provided                  ||
             by financing                     ||
             activities                36,608 ||      12,448       13,295
                              ----------------||------------  ------------
Net (decrease) increase in                    ||
  cash and cash equivalents             6,479 ||        (228)        (989)
Cash and cash equivalents at                  ||
  beginning of period                   1,379 ||       1,607        6,034
                              ----------------||------------  ------------
Cash and cash equivalents at                  ||
  end of period               $         7,858 ||$      1,379 $     5,045
                              ================||============  ============
Supplemental disclosure of                    ||
  cash flow information:                      ||
    Interest Paid             $        12,754 ||$     28,517 $     27,307
                              ================||============  ============


See accompanying notes to the consolidated financial statements.

          MARCUS CABLE COMPANY, L.L.C. AND SUBSIDIARIES

          Notes to the Consolidated Financial Statements
                           (Unaudited)

(1)  Summary of Significant Accounting Policies

     (a)  General

          The Company is a Delaware limited liability company, formerly Marcus Cable Company, L.P., which was formed as a Delaware limited partnership on January 17, 1990 and converted to a Delaware limited liability company on June 9, 1998. The Company was formed for the purpose of acquiring, operating and developing cable television systems. The Company derives its primary source of revenues by providing various levels of cable television programming and services to residential and business customers. The Company's operations are conducted through Operating, an operating holding company and a wholly-owned subsidiary of the Company. Operating, in turn, conducts its operations through the Operating Divisions, in which, in the case of MCDM, it, directly or indirectly, serves as the general partner and owns a greater than 99.0% interest, and in the case of the other three Operating Divisions, it serves as the sole member and owns a 100% interest.

     (b)  Basis of Presentation

          The consolidated financial statements include the accounts of the Company, Capital, Capital II, Capital III, Operating and the Operating Divisions. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years' consolidated balances to conform to the current year presentation. See also note 2 for a discussion of the change in accounting basis effective April 23, 1998.

     (c)  Interim Financial Information

          In the opinion of management, the accompanying unaudited interim consolidated financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position and results of operations for all periods presented. These financial statements are for interim periods and do not include all of the detail normally provided in annual financial statements and should be read in conjunction with the consolidated financial statements of the MCC for the year ended December 31, 1997, included in MCC's Annual Report on Form 10-K.

(2)  Acquisitions and Divestitures

     Vulcan Acquisition

     On April 23, 1998, Vulcan acquired all of the outstanding partnership interests in MCC, MCPLP and MCPI , excluding the controlling interest in MCPI, the ultimate general partner.

     As a result of the Vulcan Acquisition, the Company has applied pushdown accounting in the preparation of the accompanying financial statements. Accordingly, MCC adjusted its equity as of the Vulcan Acquisition date to reflect the amount paid in the transaction and allocated that amount to assets acquired and liabilities assumed based on their relative fair values, as determined by management using past independent appraisals and general industry practices. The excess of the purchase price over the fair value of MCC's tangible and separately identifiable intangible assets was allocated to franchise rights. The total transaction was valued at approximately $3.2 billion and was allocated as follows (in thousands):

            Franchise rights              $     2,511,391
            Property and equipment                735,832
            Noncompetition agreements               6,344
            Other assets                              719
                                          ---------------
                                          $     3,254,286
                                          ===============

     The transaction was funded through cash contributions of approximately $1.4 billion from Vulcan and the assumption of approximately $1.8 billion in net liabilities.

     In connection with the Vulcan Acquisition, MCC incurred transaction costs of approximately $114,200,000, comprised of approximately $90,200,000 paid to employees of MCC in settlement of the Eunits and approximately $24,000,000 of transaction fees paid to certain equity partners (see note 7). These transaction costs have been included in the accompanying unaudited statement of operations for the period from April 1, 1998 to April 22, 1998.

     As a result of the Vulcan Acquisition and the application of push down accounting, financial information in the accompanying unaudited condensed consolidated financial statements and notes thereto as of June 30, 1998 and for the Successor Period is presented on a different cost basis than the financial information as of December 31, 1997 and for the three and six months ended June 30, 1997 and for the Predecessor Period, and therefore, such information is not comparable.

     Additionally, as a result of the Vulcan Acquisition and in accordance with the terms and conditions of the indentures (collectively, the "Indentures") governing the 13 1/2% Notes, the 11 7/8% Debentures and the 14 1/4% Notes, the Company and the issuers offered to repurchase such notes and debentures at a redemption price (i) in the case of the 13 1/2% Notes, of 101% of the Accreted Value (as defined in the Indenture governing such notes) thereof, (ii) in the case of the 11 7/8%
     Debentures, at a redemption price of 101% of the principal amount thereof plus accrued but unpaid interest to the date of purchase and (iii) in the case of the 14 1/4% Notes, at a redemption price of 101% of the Accreted Value (as defined in the Indenture governing such notes) thereof. On July 1, 1998, 4,500 of the 14 1/4% Notes and 500 of the 13 1/2% Notes were tendered for gross tender payments of $3,471,795 and $519,845, respectively. The tender payments were funded through borrowings under the Company's Senior Credit Facility.

     Other Acquisitions

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

     Pro Forma Financial Information

     Unaudited pro forma financial information for the periods from April 23, 1998 to June 30, 1998 and January 1, 1998 to April 22,1998 and the six month period ended June 30, 1997 as though all acquisitions and divestitures completed during the period from January 1, 1997 through June 30, 1998 had occurred at January
     1, 1997 follows (in thousands):

                               April 23 to        January 1,
                                June  30,        to April 22,    June 30,
                                   1998              1998          1997
                              ----------------  ------------  ------------
      Revenue                 $       96,973    $    156,692  $   232,553
      Operating (loss) income         (9,635)         (6,975)       5,007
      Net loss                       (37,203)        (48,965)     (60,107)



     The pro forma financial information has been prepared for comparative purposes only and does not purport to indicate the results of operations which would actually have occurred had the acquisitions and divestitures been made at the beginning of the period indicated, or which may occur in the future.

(3)  Property and Equipment

     Property and equipment consists of the following (in thousands):

                                             June  30,       December 31,
                                               1998             1997
                                          --------------    ------------
                                           (Successor)      (Predecessor)
            Cable systems                 $      733,389    $    878,721
            Vehicles and other                    32,254          37,973
            Land and buildings                    14,841          17,271
                                          --------------    ------------
                                                 780,484         933,935
            Accumulated depreciation             (22,734)       (227,309)
                                          --------------    ------------
                                          $      757,750    $    706,626
                                          ==============    ============

4)  Other Assets

     Other assets consist of the following (in thousands):

                                             June  30,       December 31,
                                               1998              1997
                                          --------------    ------------
                                           (Successor)      (Predecessor)
      Franchise rights                    $    2,511,325    $  1,209,725
      Debt issuance costs                            ---          45,225
      Going concern value of acquired
        cable systems                                ---          37,274
      Noncompetition agreements                    6,344          25,914
      Other                                          746           1,090
                                          --------------    ------------
                                               2,518,415       1,319,228
      Accumulated amortization                   (30,637)       (303,033)
                                          --------------    ------------
                                          $    2,487,778    $  1,016,195
                                          ==============    ============

(5)  Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                             June  30,       December 31,
                                               1998              1997
                                          --------------    ------------
                                            (Successor)     (Predecessor)
            Accrued operating costs       $       46,477    $     27,923
            Accrued transaction costs             44,667             ---
            Accrued programming costs             10,902           9,704
            Accrued franchise fees                 7,226          10,131
            Accrued property taxes                 3,635           5,125
            Other accrued liabilities              5,186           7,922
                                          --------------    ------------
                                          $      118,093    $     60,805
                                          ==============    ============

(6)  Long-term Debt and Carrying Value Premium

     The Company had outstanding borrowings and a carrying value premium as follows (in thousands):

                                             June  30,       December 31,
                                               1998             1997
                                          --------------    ------------
                                            (Successor)     (Predecessor)
      At historical carrying amounts:
        Senior Credit Facility            $    1,001,250    $    949,750
        13 1/2% Senior Subordinated
          Discount Notes, due
          August 1, 2004                         359,004         336,304
        14 1/4% Senior Discount
          Notes, due December 15, 2004           228,573         213,372
        11 7/8% Senior Debentures, due
          December 15, 2004                      100,000         100,000
        Capital leases and other notes             2,044           2,507
                                          --------------    ------------
                                               1,690,871       1,601,933
        Less current maturities                   73,284          68,288
                                          --------------    ------------
                                               1,617,587       1,533,645
        Carrying value premium                   105,154             ---
                                          --------------    ------------
                                          $    1,722,741    $  1,533,645
                                          ==============    ============

     In conjunction with the Vulcan Acquisition and in accordance with push down accounting, the Company was required to record a carrying value premium (estimated fair market value less historical carrying amount) of approximately $108,292,000 as of the date of the Vulcan Acquisition. The carrying value premium is being amortized to interest expense over the estimated remaining lives of the related indebtedness using the interest method.

     Amounts outstanding under the Senior Credit Facility bear interest at either the (i) Eurodollar rate, (ii) prime rate or
     (iii) CD base rate or Federal Funds rate, plus a margin of up to 2.25% subject to certain adjustments based on the ratio of Operating's total debt to annualized operating cash flow, as defined. At June 30, 1998, borrowings under the Senior Credit Facility bore interest at rates ranging from 7.04% to 8.63% under the Eurodollar and prime rate options. The Company pays a commitment fee ranging from .250% to .375% on the unused commitment under the Senior Credit Facility.

     To reduce the impact of changes in interest rates on its floating rate long-term debt, the Company has entered into certain interest rate swap agreements with certain of the participating banks under the Senior Credit Facility. At June 30, 1998, interest rate swap agreements covering a notional balance of $400,000,000 were outstanding which require the Company to pay fixed rates ranging from 5.75% to 5.77%, plus the applicable interest rate margin. These agreements mature from 1998 through 2000, and allow for the optional extension by the counterparty for additional periods and certain of the agreements provide for the automatic termination in the event that one month LIBOR exceeds 6.75% on any monthly reset date. The Company has also entered into an interest rate swap agreement covering an aggregate notional principal amount of $100,000,000 which matures in the year 2000 whereby the Company receives one month LIBOR plus 0.07% and is required to pay the higher of one month LIBOR at either the beginning or end of the interest period, plus the applicable interest rate margin.

     As interest rates change under the interest rate swap agreements, the differential to be paid or received is recognized as an adjustment to interest expense. During the period from January 1,

     1998 to April 22, 1998 and for the
     period from April 23, 1998 to June 30, 1998, the Company recognized additional interest expense of approximately $17,000 and $62,000, respectively, under its interest rate swap agreements. During the three and six months ended June 30, 1997, the Company recognized additional interest expense of $66,000 and $587,000, respectively, under its interest rate swap agreements.

(7)  Related Party Transactions

     Prior to the consummation of the Vulcan Acquisition, affiliates of Goldman Sachs owned limited partnership interests in MCC. Maryland Cable, which is controlled by an affiliate of Goldman Sachs, owned the Maryland Cable System. Operating managed the Maryland Cable System under the Maryland Cable Agreement. Pursuant to such agreement, Operating earned a management fee equal to 4.7% of the revenues of Maryland Cable.

     Effective January 31, 1997, the Maryland Cable System was sold to Jones Communications of Maryland, Inc. Pursuant to the Maryland Cable Agreement, Operating recognized incentive management fees of $280,000 during the six months ended June
     30, 1998 and $986,000 and $5,069,000 during the three and six months ended June 30, 1997, respectively, in conjunction with the sale. Additional incentive management fees may be recognized upon the dissolution of Maryland Cable, which is anticipated to occur during 1998. There is no assurance that any of such additional fees will be realized. Although Operating is no longer involved in the active management of the Maryland Cable System, Operating has entered into an agreement with Maryland Cable to oversee the activities, if any, of Maryland Cable through the liquidation of the partnership. Pursuant to such agreement, Operating earns a nominal monthly fee.
     Including the incentive management fees noted above, during the period from January 1, 1998 to April 22, 1998 and for the period from April 23, 1998 to June 30, 1998, Operating earned total management fees of approximately $373,000 and $57,000, respectively. During the three and six month periods ended
     June 30, 1997, Operating earned total management fees of $1,087,000 and $5,464,000, respectively.

     In connection with the Vulcan Acquisition, certain equity partners were paid approximately $24,000,000 for investment banking services.

(8)  Comprehensive Income

     In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other annual financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in-capital in the equity section of the statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. There are no differences between comprehensive loss and actual net loss on the Company's financial statements.

(9)  Subsequent Events

     Proposed Combination with Charter

     On July 30, 1998, Paul G. Allen, the sole owner of Vulcan, announced that he has entered into an agreement to acquire Charter, and that he intends to integrate the operations of the Company and Charter. The resulting combined company will be the seventh largest cable operator in the United States, serving approximately 2.4 million customers. The timing and structure of such proposed integration has not been established.

     Pending Divestitures

     On July 31, 1998, the Company completed the sale of its cable television assets located in Mississippi, the Texas Panhandle and Oklahoma to Cable One, Inc. for a sales price of approximately $129,000,000. As of the date of the sale, these systems served an aggregate of approximately 72,400 customers.

     On April 16, 1998, the Company entered into a definitive agreement with Triax Midwest Associates, L.L.C. to sell certain cable television assets located in Illinois for a sales price of Approximately $61,000,000. These systems serve an aggregate of approximately 32,500 customers. The transaction is subject to regulatory approval and is expected to be completed during the third quarter of 1998.

     On March 4, 1998, the Company announced that it has entered into a definitive agreement with TMC Holdings, Inc. to sell certain cable television assets located in Connecticut and Virginia for approximately $150,000,000. The systems serve approximately 63,000 customers. The transaction is subject to regulatory approval and the closing is expected to occur during the third quarter of 1998.

(10) Financial Information

                              MARCUS CABLE COMPANY, L.L.C.  AND SUBSIDIARIES

                            Consolidating Schedule - Balance Sheet Information

                                            As of June 30, 1998
                                               (unaudited)
                                              (in thousands)

                                                   ASSETS


                             Combined
                             Operating Capital               Elimin-     Operating           Capital             Elimin-
                             Divisions    II    Operating    ations    Consolidated Capital    III    Company     ations     Company
Current assets:
   Cash and cash equivalents     5,467       1      1,556         ---         7,024      1       1       832        ---        7,858
   Accounts receivable, net    167,287    ---     126,530     (266,866)      26,951    ---     ---   356,074    (356,074)     26,951
   Prepaid expenses and other    3,911    ---         796         ---         4,707    ---     ---      ---         ---        4,707
                             ---------   -----  ---------    ---------    ---------   -----  ----- ----------  ----------  ---------
      Total current assets     176,665       1    128,882     (266,866)      38,682      1       1   356,906    (356,074)     39,516

Property and equipment, net    748,594    ---       9,156         ---       757,750    ---     ---       ---         ---     757,750
Other assets, net            2,488,555    ---   1,636,289   (1,602,640)   2,522,204    ---     ---       ---     (34,426)  2,487,778
Investment in subsidiaries        ---     ---   1,271,577   (1,271,577)       ---      ---     --- 1,430,907  (1,430,907)        ---
                             ---------   -----  ---------    ---------    ---------   -----  ----- ----------  ----------  ---------
      Total assets           3,413,814       1  3,045,904   (3,141,083)   3,318,636      1       1 1,787,813  (1,821,407)  3,285,044
                             =========   =====  =========    =========    =========   =====  ===== ==========  ==========  =========


                                                             Liabilities and Partners' Capital


Current liabilities:
   Current maturities of
     long-term debt                190    ---      73,094         ---        73,284    ---     ---       ---           0      73,284
   Accrued liabilities         357,638    ---     232,862     (115,346)     475,154    ---     ---    33,439    (390,500)    118,093
   Accrued interest              8,070    ---       5,101       (8,070)       5,101    ---     ---     2,969           0       8,070
                             ---------   -----  ---------    ---------    ---------   -----  ----- ----------  ---------   ---------
      Total current
        liabilities            365,898     ---    311,057     (123,416)     553,539    ---     ---    36,408    (390,500)    199,447

Long-term debt               1,671,186    ---   1,258,765   (1,640,936)   1,289,015    ---     ---   328,572        ---    1,617,587
Carrying value premium         105,154    ---      45,177     (105,154)      45,177    ---     ---    59,977        ---      105,154
                             ---------   -----  ---------    ---------    ---------   -----  ----- ----------  ---------   ---------
                             1,776,340    ---   1,303,942   (1,746,090)   1,334,192    ---     ---   388,549        ---    1,722,741

Partners' capital            1,271,576       1  1,430,905   (1,271,577)   1,430,905      1       1 1,362,856  (1,430,907)  1,362,856
                             ---------   -----  ---------    ---------    ---------   -----  ----- ----------  ---------   ---------
      Total liabilities and
        partners' capital    3,413,814       1  3,045,904   (3,141,083)   3,318,636      1       1 1,787,813  (1,821,407)  3,285,044
                             ==========  =====  =========    =========    =========   =====  ===== ==========  =========   =========

                                                                                                                         (continued)


                                        MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

                               Consolidating Schedule - Statement of Operations Information

                                                         Sucessor

                                 For the period from April 22, 1998 to June 30, 1998
                                                        (unaudited)
                                                      (in thousands)



                                      Combined                            Operating
                                     Operating  Capital           Elimin-  Consol-          Capital        Elimin-
                                     Divisions     II   Operating ations  idated    Capital  III     MCC    ations  Company
Revenues:
  Cable services                       96,973      ---       ---     ---   96,973     ---    ---     ---      ---    96,973
  Management fees                         ---      ---        56     ---       56     ---    ---     ---      ---        56
                                     --------    ------ --------  -------  ------   ------  -----  ------- -------  -------
           Total revenues              96,973      ---        56     ---   97,029     ---    ---     ---      ---    97,029
                                     --------    ------ --------  -------  ------   ------  -----  ------- -------  -------
Operating expenses:
  Selling, service and
   system management                   37,013      ---      517      ---   37,530     ---    ---     ---      ---    37,530
  General and administrative           12,169      ---    2,875      ---   15,044     ---    ---     ---      ---    15,044
  Allocated corporate costs             3,760      ---   (3,760)     ---      ---     ---    ---     ---      ---       ---
  Transaction costs                       ---      ---      ---      ---      ---     ---    ---     ---      ---       ---
  Depreciation and amortization        53,698      ---      336      ---   53,034     ---    ---     ---      ---    53,034
                                     --------   ------  -------   -------  ------   ------  -----  ------- -------  -------
           Total operating expenses   106,640      ---      (32)     ---  106,608     ---    ---     ---      ---   106,608
                                     --------   ------  -------   -------  ------   ------  -----  ------- -------  -------
           Operating income (loss)     (9,667)     ---       88      ---   (9,579)    ---    ---     ---      ---    (9,579)

Other (income) expense:
  Interest (income) expense, net       27,830      ---   (6,587)     ---   21,243     ---    ---   6,325      ---    27,568
  Gain on sale of cable system            ---      ---      ---      ---      ---     ---    ---     ---      ---       ---
  Equity loss of subsidiaries             ---      ---   37,497  (37,497)     ---     ---    ---  30,822  (30,822)      ---
                                     --------   ------  -------   -------  -------  ------  ----- -------  -------  -------
                                       28,830      ---   30,910  (37,497)  21,243     ---    ---  37,147  (30,822)   27,568
                                     --------   ------  -------   -------  -------  ------  ----- ------- -------   -------
           Net earnings loss          (37,497)     ---  (30,822)  37,497  (30,822)    ---    --- (37,147)  30,822   (37,147)
                                     ========   ======  =======   =======  =======  ======  ===== ======= =======   =======


                                    MARCUS CABLE COMPANY, L.P. AND SUBSIDIARIES

                           Consolidating Schedule - Statement of Operations Information

                                                     Predecessor

                             For the period from January 1, 1998 to April 22, 1998
                                                     (unaudited)
                                                   (in thousands)



                                      Combined                              Operating
                                     Operating    Capital           Elimin-  Consol-        Capital           Elimin-
                                     Divisions       II   Operating  ations  idated  Capital  III    MCC       ations Company
Revenues:
  Cable services                       157,389      ---       ---      ---   157,389    ---    ---    ---      ---    157,389
  Management fees                          ---      ---       374      ---       374    ---    ---    ---      ---        374
                                     ---------    ------  -------    ------ --------  ------ ------ -------  ------   -------
           Total revenues              157,389      ---       374      ---   157,763    ---    ---    ---      ---    157,763
                                     ---------    ------  -------    ------ --------  ------ ------ -------  ------   -------
Operating expenses:
  Selling, service and
    system management                   59,671      ---       830      ---    60,501    ---    ---    ---      ---     60,501
  General and administrative            19,560      ---     4,685      ---    24,245    ---    ---    ---      ---     24,245
  Allocated corporate costs              5,778      ---    (5,778)     ---       ---    ---    ---    ---      ---        ---
  Transaction costs                        ---      ---   114,167      ---   114,167    ---    ---    ---      ---    114,167
  Depreciation and amortization         64,147      ---       522      ---    64,669    ---    ---    ---      ---     64,669
                                     ---------    ------  -------    ------ --------  ------ ------ -------  ------   -------
           Total operating expenses    149,156      ---   114,426      ---   263,582    ---    ---    ---      ---    263,582
                                     ---------    ------  -------    ------ --------  ------ ------ -------  ------   -------
           Operating income (loss)       8,233      ---  (114,052)     ---  (105,819)   ---    ---     ---     ---   (105,819)

Other (income) expense:
  Interest (income) expense, net        50,492      ---   (14,010)     ---    36,482    ---    ---   13,423    ---     49,905
  Gain on sale of cable system         (43,662)     ---       ---      ---   (43,662)   ---    ---     ---     ---    (43,662)
  Equity (earnings)
   loss of subsidiary                      ---      ---    (1,403)   1,403       ---    ---    ---   98,639 (98,639)     ---
                                     ----------   ------  -------   ------- --------  ------ ------ -------  ------   -------
                                         6,830      ---   (15,413)   1,403    (7,180)   ---    ---  112,062 (98,639)    6,243
                                     ----------   ------  -------   ------- --------  ------ ------ -------  ------   -------
           Net earnings (loss)           1,403      ---   (98,639)  (1,403)  (98,639)   ---    --- (112,062) 98,639  (112,062)
                                     ==========   ======  =======   ======= ========  ====== ====== =======  ======   =======



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

The Company has followed a systematic approach in acquiring, operating and developing cable television systems based on the principle of increasing operating cash flow while maintaining a high quality standard of service. The Company's acquisition strategy focuses on cable television systems in proximity to its existing systems or of sufficient size to serve as cores for new operating regions. The Company believes that increasing its operating scale through strategic acquisitions, as well as through internal growth, enhances its ability to reduce the rate of increase in programming costs, develop new technologies, offer new services and improve operating margins, and thus improve its long-term competitiveness.

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

Future expansion efforts are expected to focus on acquiring or exchanging systems, with the strategic goal of forming or expanding clusters of systems to permit operating efficiencies and economies of scale. Opportunistic divestitures, in areas where consolidation opportunities do not exist, are also considered. In implementing the Company's divestiture strategy, the Company has entered into agreements to divest certain non-strategic cable systems. Upon completion of the sales of these non-strategic systems, the Company will own and operate six core groups of cable systems. See the discussion concerning system divestitures in note 2 to the unaudited consolidated financial statements.

The Company has invested heavily in improving its infrastructure and strives to maintain high technological standards in its cable television systems on a cost-effective basis. During 1996 and 1997, the Company invested approximately $309 million in its infrastructure through its capital spending programs. A substantial portion of the spending has been dedicated to upgrading/rebuilding its broadband network to an HFC system architecture. Depending on market size, the Company's capital deployment strategy generally centers on rebuilding and upgrading systems to a minimum technical standard of 550 MHz in small markets, while the larger markets, representing the majority of the Systems, are being built utilizing a 750-862 MHz architecture with an average of 950 homes per fiber node, with 8 optical fibers per node fiber. In the majority of its rebuilt markets, the Company is activating two-way network capability to support impulse PPV, high speed data services and other advanced applications, while also deploying advanced analog home terminal devices. As part of its investment, the Company has deployed 4,800 miles of fiber optic cable and upgraded 15,500 miles of coaxial cable. By the end of 1998, 63% of the homes passed by the Company's broadband networks will have bandwidth capacity of 550 MHz or greater with more than 50% of the homes passed by the networks at 750 MHz or greater. By the end of 1999, the Company anticipates that its upgrade/rebuild program will be substantially complete with almost 84% of the homes passed by its networks having bandwidth capacity of 550 MHz or greater and 70% of the homes passed by its networks at 750 MHz or greater. This capacity will allow the Company to offer its customers between 80 and 100 channels of traditional analog video programming while having reserved, across 70% of its technical infrastructure, 200 MHz of "warehoused" spectrum. Such additional spectrum can be used for digital services and other advanced applications. As a further means of providing additional capacity and investing for the future, the Company's upgrades to 750 MHz and 862 MHz include fiber nodes sized from an average of 350 to 950 homes per fiber node with 8 optical fibers per node fiber. These multiple fibers per node will provide for excess capacity and allow the Company to vary the number of homes served from each node to optimize the service provided based on customer demand. In addition to expanding revenue opportunities, upgrading network architecture serves to enhance picture quality and system reliability, thus improving overall customer satisfaction.


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

A significant use of capital in 1998 will be to finance the planned system upgrades, rebuilds and extensions and the purchase of digital and data distribution equipment and home terminal devices for use in customers' homes. Capital expenditures are expected to approximate $218,097,000 (or approximately $200 per customer) in 1998. The Company expects to fund these capital expenditures through cash generated from operations and available borrowings under the Senior Credit Facility. During the period from January 1, 1998 to April 22, 1998 and for the period from April 23, 1998 to June 30,1998, the Company made capital expenditures of approximately $66,362,000 and $45,405,000, respectively.

Cash interest is payable monthly, quarterly and semiannually on borrowings outstanding under the Company's Senior Credit Facility and the 11 7/8% Debentures. No cash interest is payable on the 13 1/2% Notes until February 1, 2000 and no cash interest is payable on the 14 1/4% Notes until December 15, 2000. Maturities of long-term debt approximate $876,612,000 over the next five years. The
Company expects
to cover both interest and principal payments on its long-term obligations through internally generated funds, borrowings under the Senior Credit Facility, or the future issuance of public or private equity or debt. Although in the past the Company has been able to obtain financing through equity investments, debt issuances and bank borrowings, there can be no assurance that the capital resources necessary to accomplish the Company's business strategy will be available, or that the terms will be favorable to the Company.

During the period from January 1, 1998 to April 22, 1998 and for the period from April 23, 1998 to June 30,1998, the Company made gross payments of approximately $16,278,000 and $16,279,000, respectively, on the Senior Credit Facility and other long-term debt.

As a result of the Vulcan Acquisition and in accordance with the terms and conditions of the indentures (collectively, the "Indentures") governing the 13 1/2% Notes, the 11 7/8% Debentures and the 14 1/4% Notes, the Company and the issuers offered to repurchase such notes and debentures at a redemption price (i) in the case of the 13 1/2% Notes, of 101% of the Accreted Value (as defined in the Indenture governing such notes) thereof, (ii) in the case of the 11 7/8% Debentures, at a redemption price of 101% of the principal amount thereof plus accrued but unpaid interest to the date of purchase and (iii) in the case of the 14 1/4% Notes, at a redemption price of 101% of the Accreted Value (as defined in the Indenture governing such notes) thereof. On July 1, 1998, 4,500 of the 14 1/4% Notes and 500 of the 13 1/2% Notes were tendered for gross tender payments of $3,471,795 and $519,845, respectively.
The tender payments were funded through borrowings under the Company's Senior Credit Facility.

Sources of Cash

The Company generated cash flows from operating activities of $22,226,000 and $37,109,000 during the period from January 1, 1998 to April 22, 1998 and for the period from April 23, 1998 to June
30,1998, respectively. During the period from January 1, 1998 to April 22, 1998 and for the period from April 23, 1998 to June
30,1998, the Company borrowed $29,000,000 and $55,000,000,
respectively, under the Senior Credit Facility. Cash flows from operating activities, funding from equity contributions and borrowings have been sufficient to meet the Company's debt service, working capital and capital expenditure requirements. The Company has an additional $71,059,000 of borrowing capacity under its Revolving
Credit Facility after considering committed lines of credit of $3,941,000.

RESULTS OF OPERATIONS

The comparability of operating results between the three and six months ended June 30, 1998 and the corresponding periods for 1997 are affected by several events which occurred during 1997 and 1998 (collectively referred to as the "Pro Forma Adjustments"). These events include 1) the Harron Acquisition on July 1, 1997; 2) the addition of approximately 14,000 net basic customers in Wisconsin and Indiana through the exchange with Time Warner on December 1, 1997; 3) the sale of the previously managed Maryland
Cable System on January 31, 1997; 4) the sale of the Delaware and
Maryland systems on April 1, 1998; 5) the Mountain Brook Acquisition on April 1, 1998; and 6) the Vulcan Acquisition on June 23, 1998.

The following table summarizes the operating results for the three and six months ended June 30, 1998 in comparison to the same periods in 1997, combining the 1998 results for the Predecessor Period (January 1 through April 22) with the Successor Period (April 23 though June 30). The most significant impact of the Vulcan Acquisition on the operating results was the $114.2 million of transaction costs, as previously explained in note 2 to the financial statements, a decrease of $3,138,000 in interest expense, due to the amortization of the carrying value premium, and an increase of $11,647,000 in depreciation and amortization expense, due to an increase in the carrying value of the assets.

Specific trends addressed within the discussion of operating results will refer to the combined results as presented in this table (in thousands):


                             Three months ended	      Six months ended
                                  June 30,                June 30,
                            --------------------    --------------------
                               1998	      1997	      1998        1997
                            ---------  ---------    ---------  ---------
Revenues:
      Cable services        $ 127,867  $ 115,283    $ 254,362  $ 225,352
      Management fees              75      1,086          430      5,464
                            ---------  ---------    ---------  ---------
        Total revenues        127,942    116,369      254,792    230,816
                            ---------  ---------    ---------  ---------
Operating expenses:
      Selling, service and
        system management      49,478     43,413       98,031     84,845
      General and
        administrative         19,788     17,300       39,289     34,798
      Transaction costs       114,167        ---      114,167        ---
      Depreciation and
        amortization           67,024     45,028      118,703     89,174
                            ---------  ---------    ---------  ---------
        Total operating
            expenses          250,457    105,741      370,190    208,817
        Operating
            income (loss)    (122,515)    10,628     (115,398)    21,999
                            ---------  ---------    ---------  ---------
Other (income) expenses:
       Interest expense, ne t	 37,483     36,799       77,473     73,347
       Gain on divestiture
         of cable system      (43,662)       ---      (43,662)       ---
                            ---------  ---------    ---------  ---------
        Total other
          (income) expense     (6,179)    36,799       33,811     73,347
                            ---------  ---------    ---------  ---------
        Net loss            $(116,336) $ (26,171)   $(149,209) $ (51,348)
                            =========  =========    =========  =========

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

Transaction costs of $114,167,000 consist of $90,221,000 paid in settlement of the Eunits and $23,946,000 paid to certain equity partners for investment banking services.

The gain on the divestiture of cable system pertains to the gain recognized on the sale of the Company's Delaware and Maryland properties on April 1, 1998.

Three Months Ended June 30, 1998 Compared With Three Months Ended
June 30, 1997

Revenues

Revenues of $127,942,000 for the three months ended June 30, 1998 increased $11,573,000, or 9.9%, over revenues of $116,369,000 for the three months ended June 30, 1997. Approximately $2,560,000 of such increase was the net result of the Harron Acquisition, the Time Warner Exchange, the Mountain Brook Acquisition and the DelMar Divestiture. The remaining increase was primarily attributable to growth in basic service revenue, equipment sales and rentals and advertising sales revenue. These increases were offset by decreases in premium service revenue, pay-per-view revenue, and a decrease of $1,011,000 in management fee income. Normalizing the effects of the Pro Forma Adjustments, pro forma revenue of $127,867,000 increased $9,013,000, or 7.6%, for the three months ended June 30, 1998, versus the comparable period in 1997.

Basic service revenue of $95,873,000 for the three months ended June 30, 1998 increased $12,973,000, or 15.6%, over basic service revenue of $82,900,000 for the three months ended June 30, 1997. Approximately $3,046,000 of the increase was the net result of the Harron Acquisition, the Time Warner Exchange, the Mountain Brook Acquisition and the DelMar Divestiture. The remaining increase primarily reflects the impact of new product offerings, channel additions, mid-year rate adjustments and increases in the number of basic customers. Normalizing the effects of the Pro Forma Adjustments, pro forma basic service revenues increased $9,927,000, or 11.5%, for the three months ended June 30, 1998, versus the comparable period in 1997.

Equipment sales and rentals of $5,328,000 for the three months ended June 30, 1998 increased $796,000, or 17.6%, from $4,532,000 for the three months ended June 30, 1997. Approximately $96,000 of the increase was the net result of the Harron Acquisition, the Time Warner Exchange, the Mountain Brook Acquisition and the DelMar Divestiture. The remaining increase was primarily due to the deployment of addressable converters, including advanced analog home terminal devices, in conjunction with the system upgrades and rebuilds. Normalizing the effects of the Pro Forma Adjustments, pro forma equipment sales and rentals increased $700,000, or 15.0%, for the three months ended June 30, 1998, versus the comparable period in 1997.

Advertising revenue of $5,380,000 for the three months ended June 30, 1998 increased $1,054,000, or 24.4%,from $4,326,000 for the three months ended June 30, 1997. The Harron Acquisition, the Time Warner Exchange, the Mountain Brook Acquisition and the DelMar Divestiture had a minimal impact on advertising revenue. The positive trend in advertising sales is primarily the result of increases in the number of insertable channels, improved channel utilization through the installation of digital insertion equipment and greater market demand.

Premium service revenue of $13,473,000 for the three months ended
June 30, 1998 decreased $1,841,000, or 12.0%, from $15,314,000 for the three months ended June 30, 1997. The net effect of the Harron Acquisition, the Time Warner Exchange, the Mountain Brook
Acquisition and the DelMar Divestiture was an increase in premium service revenue of $156,000. The remaining decrease was primarily the result of continued losses in premium units, mainly caused by the migration of Disney from a premium to a basic service as addressed in the "Customer Information" section. Normalizing the effects of the Pro Forma Adjustments, pro forma premium service revenue decreased $1,997,000, or 13.2%, for the three months ended June 30, 1998, versus the comparable period in 1997.

Pay-per-view revenue of $2,283,000 for the three months ended June 30, 1998 decreased $484,000, or 17.5%, from $2,767,000 for the three months ended June 30, 1997. The June 1997 Tyson/Holyfield boxing match resulted in pay-per-view revenue of approximately $1,000,000. There was not a similar size event presented in 1998. Absent the Tyson/Holyfield fight in 1997, pay-per-view revenue would have increased 18.2% from the deployment of advanced analog home terminal devices, which have increased the availability of pay-per-view products.

Management fee revenue of $75,000 for the three months ended June 30, 1998 decreased $1,011,000 as a result of the sale of the Maryland Cable Systems, as discussed in note 7 to the unaudited consolidated financial statements. The Company will continue to earn a nominal monthly management fee through the date of liquidation of the Maryland Cable partnership. Additional incentive management fees may be recognized upon the termination of the Maryland Cable partnership, expected to occur during 1998.

Costs and Expenses

Selling, service and system management expenses of $49,478,000 for the three months ended June 30, 1998 increased $6,065,000 or 14.0%, from $43,413,000 for the three months ended June 30, 1997. Programming costs increased $4,146,000, or 14.3%, for the three months ended June 30, 1998. Approximately $753,000 of the programming cost increase was the net result of the Harron Acquisition, the Time Warner Exchange, the Mountain Brook Acquisition and the DelMar Divestiture. The remaining programming cost increase is primarily attributable to increases in the cost of basic satellite programming as a result of annual cost increases, incremental basic customer growth and the addition of satellite programming channels to certain of the Company's rebuilt systems. Other factors contributing to the increase in selling, service and system management expenses resulted from an increase in marketing expenses and plant expense of $1,471,000, or 66.6%, and $641,000, or 6.3%, respectively, for the three months ended June 30, 1998. Approximately $143,000 of the increase in marketing expense was the net result of the Harron Acquisition, the Time Warner Exchange, the Mountain Brook Acquisition and the DelMar Divestiture. The remaining increase in marketing expense for the three months ended June 30, 1998 resulted from increases in printing and direct mail and advertising costs due to the introduction of several new marketing campaigns and from a $1,092,000 reduction in channel launch support. Approximately $502,000 of the plant expense increase was the net result of the Harron Acquisition, the Time Warner Exchange, the Mountain Brook Acquisition and the DelMar Divestiture. The remaining increase in plant expense for the three months ended June 30, 1998 was primarily the result of inflationary adjustments. Normalizing the effects of the Pro Forma Adjustments, pro forma selling, service and system management expenses increased $4,811,000, or 10.8%, for the three months ended June 30, 1998, versus the comparable period in 1997.

General and administrative expenses of $19,788,000 for the three months ended June 30, 1998 increased $2,488,000, or 14.4%, from $17,300,000 for the three months ended June 30, 1997. Approximately $588,000 of the increase was the net result of the Harron Acquisition, the Time Warner Exchange, the Mountain Brook Acquisition and the DelMar Divestiture. The remaining increase is mainly attributable to incremental labor costs incurred as the Company continues to add customer service resources, including staffing both existing and new customer call centers. Billing costs have increased as a result of upgrading the Company's customer care platform. Normalizing the effects of the Pro Forma Adjustments, pro forma general and administrative expenses increased $1,899,000, or 10.6%, for the three months ended June 30, 1998, versus the comparable period in 1997.

Depreciation and amortization expense of $67,024,000 for the three months ended June 30, 1998 increased $21,996,000, or 48.8%, from $45,028,000 for the three months ended June 30, 1997. The increase is principally a result of an additional $11,647,000 of depreciation and amortization expense recognized from the increase in net assets due to the Vulcan Acquisition, and due to additional capital expenditures incurred to rebuild and upgrade the physical plant and equipment of certain of the Systems.

Operating Income

Operating losses of $122,515,000 for the three months ended June
30, 1998 decreased from operating income of $10,628,000 for the comparable period in 1997, mainly due to the transaction costs of $114,167,000 and the other factors discussed above.

The cable television industry generally measures the performance of a cable system in terms of system cash flow before corporate expenses and depreciation and amortization (often referred to as "Cable System Cash Flow") and a cable television company in terms of operating income before depreciation and amortization (often referred to as "EBITDA"). These measures are not intended to be a substitute or improvement on the terms disclosed on the financial statements. Rather, these measures are included as industry standards. Cable System Cash Flow and EBITDA of $63,100,000 and $58,676,000, respectively, for the three months ended June 30, 1998 increased $4,434,000, or 7.6%, and $3,020,000, or 5.4%, in comparison to the same period in 1997. Normalizing the effects of the Pro Forma Adjustments, pro forma Cable System Cash Flow and EBITDA for the three months ended June 30, 1998 increased 4.5% and 4.1%, respectively, over the comparable period in 1997.

Other (Income) Expenses

Net interest expense of $37,483,000 for the three months ended June 30, 1998 increased $684,000, or 1.9%, in comparison to the same period in 1997. This increase was primarily due to the scheduled increase in accretion for the 13 1/2% Notes and the 1/4% Notes of $2,462,000, combined with an increase in interest expense from increased borrowings under the Senior Credit Facility, and offset by the carrying-value premium amortization of $3,138,000. The weighted average interest rate, including commitment fees, for total debt outstanding during the three months ended June 30, 1998 was 9.78 %, compared with 9.84% for the three months ended June 30, 1997.


Six Months Ended June 30, 1998 Compared With Six Months Ended
June 30, 1997

Revenues

Revenues of $254,792,000 for the six months ended June 30, 1998 increased $23,976,000, or 10.4%, over revenues of $230,816,000 for the six months ended June 30, 1997. Approximately $2,864,000 of such increase was the net result of the Harron Acquisition, the Time Warner Exchange, the Mountain Brook Acquisition and the DelMar Divestiture. The remaining increase was primarily attributable to growth in basic service revenue, equipment sales and rentals and advertising sales revenue. These increases were offset by decreases in premium service revenue and a decrease of $5,034,000 in management fee income. Normalizing the effects of the Pro Forma Adjustments, pro forma revenue of $253,665,000 increased $21,112,000, or 9.1%, for the six months ended June 30, 1998, versus the comparable period in 1997.

Basic service revenue of $190,165,000 for the six months ended
June 30, 1998 increased $27,383,000, or 16.8%, over basic service revenues of $162,782,000 for the six months ended June 30, 1997.
Approximately $6,188,000 of the increase was the net result of the Harron Acquisition, the Time Warner Exchange, the Mountain
Brook Acquisition and the DelMar Divestiture. The remaining increase primarily reflects the impact of new product offerings, channel additions, mid-year rate adjustments and increases in the number of basic customers. Normalizing the effects of the Pro
Forma Adjustments, pro forma basic service revenues increased $21,195,000, or 12.5%, for the six months ended June 30, 1998, versus the comparable period in 1997.

Equipment sales and rentals of $10,428,000 for the six months ended June 30, 1998 increased $1,626,000, or 18.5%, from
$8,802,000 for the six months ended June 30, 1997.  Approximately

$398,000 of the increase was the net result of the Harron Acquisition, the Time Warner Exchange, the Mountain Brook Acquisition and the DelMar Divestiture. The remaining increase was primarily due to the deployment of addressable converters, including advanced analog home terminal devices, in conjunction with the system upgrades and rebuilds. Normalizing the effects of the Pro Forma Adjustments, pro forma equipment sales and rentals increased $1,228,000, or 13.5%, for the six months ended June 30, 1998, versus the comparable period in 1997.

Advertising revenue of $10,703,000 for the six months ended June
30, 1998 increased $2,883,000, or 36.9%,from $7,820,000 for the three months ended June 30, 1997.  The Harron Acquisition, the
Time Warner Exchange, the Mountain Brook Acquisition and the
DelMar Divestiture had a minimal impact on advertising revenue.
The upward trend in advertising sales is primarily the result of increases in the number of insertable channels, improved channel utilization through the installation of digital insertion equipment and greater market demand.

Premium service revenue of $26,931,000 for the six months ended
June 30, 1998 decreased $3,570,000, or 11.7%, from $30,501,000 for the six months ended June 30, 1997. The net effect of the Harron Acquisition, the Time Warner Exchange, the Mountain Brook Acquisition and the DelMar Divestiture was an increase in premium service revenue of $395,000. The remaining decrease was primarily the result of continued losses in premium units, mainly caused by the migration of Disney from a premium to a basic service as addressed in the "Customer Information" section. Normalizing the effects of the Pro Forma Adjustments, pro forma premium service revenue decreased $3,965,000, or 13.2%, for the six months ended June 30, 1998, versus the comparable period in 1997.

Management fee revenue of $430,000 for the six months ended June 30, 1998 decreased $5,034,000 as a result of the sale of the Maryland Cable Systems, as discussed in note 7 to the unaudited consolidated financial statements. The Company will continue to earn a nominal monthly management fee through the date of liquidation of the Maryland Cable partnership. Additional incentive management fees may be recognized upon the termination of the Maryland Cable partnership, expected to occur during 1998.

Costs and Expenses

Selling, service and system management expenses of $98,031,000 for the six months ended June 30, 1998 increased $13,186,000 or 15.5%, from $84,845,000 for the six months ended June 30, 1997. Programming costs increased $8,719,000, or 15.4%, for the six months ended June 30, 1998. Approximately $1,700,000 of the programming cost increase was the net result of the Harron Acquisition, the Time Warner Exchange, the Mountain Brook Acquisition and the DelMar Divestiture. The remaining programming cost increase is primarily attributable to increases in the cost of basic satellite programming as a result of annual cost increases, incremental basic customer growth and the addition of satellite programming channels to certain of the Company's rebuilt systems. Other factors contributing to the increase in selling, service and system management expenses resulted from an increase in marketing expenses and plant expense of $2,786,000, or 66.4%,and $1,586,000, or 7.9%, respectively, for the six months ended June 30, 1998. Approximately $340,000 of the increase in marketing expense was the net result of the Harron Acquisition, the Time Warner Exchange, the Mountain Brook Acquisition and the DelMar Divestiture. The remaining increase in marketing expense for the six months ended June 30, 1998 resulted from increases in printing and direct mail and advertising costs due to the introduction of several new marketing campaigns and from a $1,785,000 reduction in channel launch support. Approximately $1,092,000 of the plant expense increase was the net result of the Harron Acquisition, the Time Warner Exchange, the Mountain Brook Acquisition and the DelMar Divestiture. The remaining increase in plant expense for the six months ended June 30, 1998 was primarily the result of inflationary adjustments. Normalizing the effects of the Pro Forma Adjustments, pro forma selling, service and system management expenses increased $10,187,000, or 11.7%, for the six months ended June 30, 1998, versus the comparable period in 1997.

General and administrative expenses of $39,289,000 for the six months ended June 30, 1998 increased $4,491,000, or 12.9%, from $34,798,000 for the six months ended June 30, 1997.
Approximately $1,251,000 of the increase was the net result of the Harron Acquisition, the Time Warner Exchange, the Mountain Brook Acquisition and the DelMar Divestiture. The remaining increase is mainly attributable to incremental labor costs incurred as the Company continues to add customer service resources, including staffing both existing and new customer call centers. Billing costs have increased as a result of upgrading the Company's customer care platform. Normalizing the effects of the Pro Forma Adjustments, pro forma general and administrative expenses increased $3,240,000, or 9.0%, for the six months ended June 30, 1998, versus the comparable period in 1997.

Depreciation and amortization expense of $118,703,000 for the six months ended June 30, 1998 increased $29,529,000, or 33.1%, from $89,174,000 for the six months ended June 30, 1997. The increase is principally a result of an additional $11,647,000 of depreciation and amortization expense recognized from the increase in net assets due to the Vulcan Acquisition, and due to additional capital expenditures incurred to rebuild and upgrade the physical plant and equipment of certain of the Systems.

Operating Income

Operating losses of $115,398,000 for the six months ended June
30, 1998 decreased from operating income of $21,999,000 for the comparable period in 1997, mainly due to the transaction costs of $114,167,000 and the other factors discussed above.

Cable System Cash Flow and EBITDA of $125,949,000 and $117,472,000, respectively, for the six months ended June 30, 1998 increased $12,217,000, or 10.7%, and $6,298,000, or 5.4%, in comparison to the same period in 1997. Normalizing the effects of the Pro Forma Adjustments, pro forma Cable System Cash Flow and EBITDA for the six months ended June 30, 1998 increased 7.3% and 7.0%, respectively, over the comparable period in 1997.

Other (Income) Expenses

Net interest expense of $77,473,000 for the six months ended June
30, 1998 increased $4,126,000, or 5.6%, in comparison to the same period in 1997. This increase was primarily due to the scheduled increase in accretion for the 13 1/2% Notes and the 14 1/4% Notes of $4,734,000, combined with an increase in interest expense from increased borrowings under the Senior Credit Facility, and offset by the carrying-value premium amortization of $3,138,000. The weighted average interest rate, including commitment fees, for total debt outstanding during the six months ended June 30, 1998 was 9.75%, compared with 9.88% for the six months ended June 30, 1997.

Customer Information

The following table illustrates the changes in the Company's basic customers and premium units which have significantly contributed to the revenue fluctuations previously noted. Substantially all of the internal growth in basic customers is attributable to continued marketing and sales efforts as well as the continued extension of physical cable plant in order to pass additional dwelling units. A portion of the decrease in premium units from December 31, 1997 was anticipated as approximately 60,000 Disney units were converted from a pay service to the basic service level and as a reaction to a change in the Company's marketing strategy. In the third quarter of 1997, the Company decided to no longer promote deep discount sales offers due to the amount of churn these types of offers produced. In an effort to renew premium unit growth, the Company has introduced multiplex premium services at the a la carte level and has introduced specific marketing campaigns, including the "From the Earth to the Moon" campaign in conjunction with the HBO miniseries of the same name. These multiplex services and marketing campaigns are directed at upgrading existing customers' service packages and acquiring new customers through discounted initial service pricing packages. All of the campaigns are specifically tailored toward customer retention and providing programming variety and choice at competitive rates.

                         Actual        Actual      Pro Forma
                        June 30,    December 31,   June 30,
                          1998          1997         1997 (a)
      Basic Customers   1,238,377     1,232,287	   1,226,499

      Premium Units       513,720       583,603      647,468

----------------------

(a) Includes: 1) an increase of approximately 22,200 basic customers and 13,500 premium units from the Harron Acquisition on July 1, 1997; 2) an increase of approximately 14,000 basic customers and a decrease of approximately 19,100 premium units from the net effect of the Time Warner Exchange on December 1, 1997; 3) an increase of approximately 23,000 basic customers and 12,000 premium units from the Mountain Brook Acquisition on April 1, 1998; and 4) a decrease of approximately 27,000 basic customers and 20,000 premium units from the DelMar Divestiture on April 1, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The effective adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial statements and related disclosures.

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

Certain of the Company's expenses, such as those for wages and benefits, equipment repair and replacement and billing and marketing generally increase with inflation. However, the Company does not believe that its financial results have been adversely affected by inflation. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating rate debt may not be offset by increases in revenues. As of June 30, 1998, the Company had $1,001,250,000 of outstanding borrowings under the Senior Credit Facility, $601,250,000 are not subject to fixed rate interest swap agreements. The rates are based on either the Eurodollar rate, prime rate or CD base rate, plus a margin of up to 2.25% subject to certain adjustments based on the ratio of Operating's total debt to annualized operating cash flow.

To reduce the impact of changes in interest rates on its floating rate long-term debt, the Company entered into certain interest rate swap agreements with certain of the participating banks under the Senior Credit Facility. At June 30, 1998, interest rate swap agreements covering a notional balance of $400,000,000 were outstanding which require the Company to pay fixed rates ranging from 5.75% to 5.77%, plus the applicable interest rate
margin.   These agreements mature from 1998 through 2000, and
allow for the optional extension by the counterparty for additional periods and certain of these agreements provide for the automatic termination in the event that one month LIBOR exceeds 6.75% on any monthly reset date. The Company has also entered into an interest rate swap agreement covering an aggregate notional principal balance of $100,000,000 which matures in the year 2000 whereby the Company receives one month LIBOR plus 0.07% and is required to pay the higher of one month LIBOR at either the beginning or end of the interest period, plus the applicable interest rate margin.

As interest rates change under the interest rate swap agreements, the differential to be paid or received is recognized as an adjustment to interest expense. During the period from January 1, 1998 to April 22, 1998 and for the period from April 23, 1998 to June 30, 1998, the Company recognized additional interest expense of approximately $17,000 and $62,000, respectively, under its interest rate swap agreements. During the three and six months ended June 30, 1997, the Company recognized additional interest expense of $66,000 and $587,000, respectively, under its interest rate swap agreements.


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

The Company believes that it has materially complied with provisions of the 1996 Telecom Act and the 1992 Cable Act, including rate setting provisions promulgated by the FCC on April 1, 1993. However, in jurisdictions which have chosen not to certify, refunds covering a one-year period on basic service may be ordered if the Company is regulated at a later date and is unable to justify its rates through a benchmark or cost-of-service filing. The amount of refunds, if any, which may be payable by the Company in the event that these systems' rates are successfully challenged by franchising authorities is not currently estimable. During the six month period ended June 30, 1998, there were no rate refunds issued. The Company currently has rate filings pending review at the FCC pertaining to the CPST level of service. For the regulation period from September 1, 1993 through May 15, 1994, there is one cost-of-service filing pending review at the FCC affecting 341 customers. For the re-regulation time period from May 1994 to the present, there are filings for 27 franchises under review at the FCC affecting approximately 200,000 customers. The majority of these filings are from old outstanding complaints and have been waiting to be reviewed for over three years. Until the FCC rules on the complaints, the Company is required to refresh its filings annually. During 1997 and the first two quarters of 1998, the Company received favorable rulings (i.e., the FCC confirmed the Company's rates and denied the complaint) for 23 filings affecting approximately 135,000 customers. The FCC also issued several decisions reducing rates for certain of the Company systems serving approximately 74,000 customers, which the Company has asked to be reconsidered. If the FCC determines that the Company's CPST rates for those 74,000 customers are unreasonable, it has the authority to order the Company to reduce such rates and to refund to those customers any overcharges with interest occurring from the filing date of the rate complaint at the FCC.
The amount of refunds, if any, which may be required by the FCC in the event the Company's CPST rates are found to be unreasonable for those customers is estimated at approximately
$429,000.

Because the FCC has not yet resolved pending rate complaints involving the Company and because franchise authorities may certify in the future, the overall impact of these regulations and other provisions of the 1996 Telecom Act and the 1992 Cable Act on the Company's business cannot be determined at this time.

                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

There were no material legal proceedings instituted during the six months ended June 30, 1998 to which the Company is a party or of which any of its property is subject.

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     Included in this report:

          Exhibit:

          27.1 Financial Data Schedule (supplied for the information of the Commission)

(b)  Reports on Form 8-K

     The Company filed reports on Form 8-K reporting Item 5 -- Other Events on March 9, 1998, April 1, 1998, April 2, 1998, April 7, 1998, April 16, 1998, April 28, 1998, which also contained an Item 2 -- Acquisition or Disposition of Assets and on April 30, 1998.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  MARCUS CABLE COMPANY, L.L.C.
                  (Registrant)

                  By:   Marcus Cable Properties, L.L.C.,
                        its sole managing member,

                    By:  Marcus Cable Properties, Inc.,
                         its sole managing member,

August 14, 1998         By:     /s/ Jeffrey A. Marcus
                                    Jeffrey A. Marcus
                       Its:     President, Chief Executive Officer
                                and Sole Director of Marcus Cable
                                Properties, Inc. (Principal Executive
                                Officer)

                        By:     /s/ Thomas P. McMillin
                                    Thomas P. McMillin
                        Its:    Executive Vice President and Chief
                                Financial Officer of Marcus Cable
                                Properties, Inc. (Principal Financial
                                Officer)

                         By:     /s/ John P. Klingstedt, Jr.
                                     John P. Klingstedt, Jr.
                        Its: Senior Vice President and Controller of Marcus Cable Properties, Inc.(Principal Accounting Officer)

                   MARCUS CABLE OPERATING COMPANY, L.L.C.
                  (Registrant)

                  By:  Marcus Cable Company, L.L.C., its
                       sole member,

                     By:  Marcus Cable Properties, L.L.C.,
                          its sole managing member,

                         By:  Marcus Cable Properties, Inc.,
                              its sole managing member,

August 14, 1998            By:  /s/ Jeffrey A. Marcus
                                    Jeffrey A. Marcus
                        Its:  President, Chief Executive Officer
                              and Sole Director of Marcus Cable
                              Properties, Inc. (Principal Executive
                              Officer)

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

                   MARCUS CABLE CAPITAL CORPORATION
                  (Registrant)

August 14, 1998          By:  /s/ Jeffrey A. Marcus
                                  Jeffrey A. Marcus
                        Its:  President, Chief Executive Officer
                              and Sole Director of Marcus Cable
                              Capital Corporation (Principal
                              Executive Officer)

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

                   MARCUS CABLE CAPITAL CORPORATION II
                  (Registrant)

August 14, 1998          By:  /s/ Jeffrey A. Marcus
                                  Jeffrey A. Marcus
                        Its:  President, Chief Executive Officer
                              and Sole Director of Marcus Cable
                              Capital Corporation II (Principal
                              Executive Officer)

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

                   MARCUS CABLE CAPITAL CORPORATION III
                  (Registrant)

August 14, 1998          By:  /s/ Jeffrey A. Marcus
                                  Jeffrey A. Marcus
                        Its:  President, Chief Executive Officer
                              and Sole Director of Marcus Cable
                              Capital Corporation III(Principal
                              Executive Officer)

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