Form 10-Q
period 1998-09-30
MARCUS CABLE CO LP; MARCUS CABLE CAPITAL CORP; MARCUS CABLE OPERATING CO LP; MARCUS CABLE CAPITAL CORP II; MARCUS CABLE CAPITAL CORP III
filed 1998-11-13
CIK 910629, 910630, 926329, 926332, 947184

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

 X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                          Act of 1934

       For the quarterly period ended September 30, 1998

                               or

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
              MARCUS CABLE CAPITAL CORPORATION II
              MARCUS CABLE CAPITAL CORPORATION III
   (Exact name of registrants as specified in their charters)

               DELAWARE                 75-2775559
               DELAWARE                 75-2775557
               DELAWARE                 75-2546077
               DELAWARE                 75-2546713
               DELAWARE                 75-2599586
          (State or other             (I.R.S. Employer
          jurisdiction of            Identification No.)
          incorporation or
          organization)

     2911 TURTLE CREEK BOULEVARD, SUITE 1300
               DALLAS, TEXAS                                  75219-6257
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

               INDEX TO QUARTERLY REPORT FORM 10-Q
                       SEPTEMBER 30, 1998

                                                                   Page No.

          Definitions                                                   3-4

PART I    FINANCIAL INFORMATION

Item 1:   Financial Statements - Marcus Cable Company, L.L.C. and
          Subsidiaries

          Consolidated Balance Sheets as of September 30, 1998
          and December 31, 1997                                           5

          Consolidated Statements of Operations for the three
          months ended September 30, 1998 and 1997                        6

          Consolidated Statements of Operations for the periods
          from April 23, 1998 to September 30, 1998; January 1,
          1998 to April 22, 1998; and the nine months ended
          September 30, 1997                                              7

          Consolidated Statements of Cash Flows for the periods
          from April 23, 1998 to September 30, 1998; January 1,
          1998 to April 22, 1998; and for the nine months ended
          September 30, 1997                                              8

          Notes to the Consolidated Financial Statements               9-14

          Consolidating Schedules                                     15-17


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

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         18-27

PART II   OTHER INFORMATION

Item 1:   Legal Proceedings                                              28

Item 2:   Changes in Securities                                          28

Item 3:   Defaults Upon Senior Securities                                28

Item 4:   Submission of Matters to a Vote of Security Holders            28

Item 5:   Other Information                                              28

Item 6:   Exhibits and Reports on Form 8-K                               28


                            DEFINITIONS

When used herein, the following terms will have the meaning
indicated.
      Term                        Definition
------------------       --------------------------------------
11 7/8% Debentures       11 7/8% Senior Debentures, due October
                         1, 2005, which are obligations of the
                         Company and Capital
13 1/2% Notes            13 1/2% Senior Subordinated Guaranteed
                         Discount Notes, due August 1, 2004,
                         which are obligations of Operating and
                         Capital II that are guaranteed by the
                         Company
14 1/4% Notes            14 1/4% Senior Discount Notes, due
                         December 15, 2005, which are obligations
                         of the Company and Capital III
1992 Cable Act           Cable Television Consumer Protection and
                         Competition Act of 1992
1996 Telecom Act         Telecommunications Act of 1996
Capital                  Marcus Cable Capital Corporation
Capital II               Marcus Cable Capital Corporation II
Capital III              Marcus Cable Capital Corporation III
Charter                  Charter Communications, Inc.
CPST                     Cable Programming Service Tier
EBITDA                   Earnings Before Interest, Taxes,
                         Depreciation and Amortization
Eunit                    Specially designated Class B units in
                         MCC granted to certain employees in past
                         periods by the general partner of MCC.
FCC                      Federal Communications Commission
Harron                   Harron Communication Corp. and certain
                         of its subsidiaries
Harron Acquisition       The July 1,1997 purchase of the Harron
                         Systems
Harron Systems           Certain cable television systems
                         purchased from Harron
Goldman Sachs            Goldman, Sachs & Co.
HFC                      Hybrid Fiber Coaxial
LIBOR                    London InterBank Offered Rate
Maryland Cable           Maryland Cable Partners, L.P.
Maryland Cable Agreement The management agreement between
                         Operating and Maryland Cable
Maryland Cable System    Cable system owned by Maryland Cable
MCC                      Marcus Cable Company, L.P. and
                         subsidiaries
Marcus(or the "Company") Marcus Cable Company, L.L.C. and
                         subsidiaries
MCA                      Marcus Cable Associates, L.L.C.
MCOA                     Marcus Cable of Alabama, L.L.C.
MCDM                     Marcus Cable of Delaware and Maryland,
                         L.P.
MCP                      Marcus Cable Partners, L.L.C.
MCPI                     Marcus Cable Properties, Inc., the
                         ultimate General Partner of the Company
MCPLP                    Marcus Cable Properties, L.P.

MCPLLC                   Marcus Cable Properties, L.L.C.
Mountain Brook
 Acquisition             Certain cable system purchased from
                         Mountain Brook and Shelby Cable on April
                         1, 1998
Mountain Brook           Mountain Brook Cablevision, Inc.
Mountain Brook and
 Shelby Cable System     Cable television system serving the
                         Mountain Cable System Brook and Shelby
                         County area in and around Birmingham,
                         Alabama purchased from Mountain Brook
                         and Shelby Cable
Operating                Marcus Cable Operating Company, L.L.C.
Operating Divisions      MCP, MCDM, MCOA and MCA
Predecessor Period       The period from January 1, 1998 to April
                         22, 1998
Senior Credit Facility   $1,150,000,000 Credit Agreement among
                         Operating, the Company, Banque Paribas,
                         Chase Manhattan Bank, Citibank, N.A.,
                         The First National Bank of Boston,
                         Goldman Sachs, Union Bank and certain
                         other lenders referred to therein, dated
                         as of August 31, 1995, as amended
Shelby Cable             Shelby Cable, Inc.
SFAS                     Statement of Financial Accounting
                         Standards
Successor Period         The period from April 23, 1998 to
                         September 30, 1998
Systems                  Cable television systems owned by the
                         Company
Time Warner              Time Warner Entertainment Company, L.P.
                         and certain of its subsidiaries
Time Warner Exchange     Exchange of certain cable television
                         systems with Time Warner on December 1,
                         1997
Vulcan                   Vulcan Cable, Inc.
Vulcan Acquisition       The acquisition, by Vulcan, of the
                         outstanding partnership  interests in
                         MCC, MCPLP and MCPI, excluding the
                         controlling interest in MCPI


                 PART I - FINANCIAL INFORMATION

           MARCUS CABLE COMPANY, L.L.C. AND SUBSIDIARIES

                    Consolidated Balance Sheets
                          (in thousands)


                               Successor(note 2) || Predecessor (note 2)
                              -------------------||--------------------
            Assets              September 30,    ||
                                      1998       ||
                                  (Unaudited)    ||     December 31,
                                   (note 1)      ||         1997
                              -------------------||--------------------
                                                 ||
Current assets:                                  ||
  Cash and cash equivalents   $           13,741 ||$              1,607
  Accounts receivable,                           ||
    net of allowance of $1,530                   ||
    and $1,904, respectively              25,003 ||              23,935
  Prepaid expenses and other               4,045 ||               2,105
                              -------------------||--------------------
    Total current assets                  42,789 ||              27,647
                                                 ||
Property and equipment,                          ||
     net (note 3)                        740,177 ||             706,626
                                                 ||
Other assets, net (note 4)             2,174,150 ||           1,016,195
                              -------------------||--------------------
                              $        2,957,116 ||$          1,750,468
                              ===================||====================
                                                 ||
Liabilities and Partners' Capital                ||
                                                 ||
Current liabilities:                             ||
  Current maturities of                          ||
    long-term debt            $           75,755 ||$            68,288
  Accrued liabilities (note 5)            97,637 ||             60,805
  Accrued interest                         9,561 ||              7,949
                              -------------------||-------------------
    Total current liabilities            182,953 ||            137,042
                                                 ||
Long-term debt (note 6)                1,329,622 ||          1,533,645
Carrying-value                                   ||
  premium (note 6)                       100,190 ||                ---
                              -------------------||-------------------
                                       1,429,812 ||          1,533,645
                                                 ||
Subsidiary limited                               ||
  partner interests                          --- ||               (246)
                                                 ||
Partners' capital                      1,344,351 ||             80,027
                                                 ||
Commitments and contingencies                --- ||                ---
                              -------------------||-------------------
                              $        2,957,116 ||$         1,750,468
                              ===================||====================

See accompanying notes to the consolidated financial statements.

           MARCUS CABLE COMPANY, L.L.C. AND SUBSIDIARIES

               Consolidated Statements of Operations
                            (unaudited)
                          (in thousands)

                               Successor(note2)    Predecessor (note 2)
                              -------------------||--------------------
                                   Three         ||      Three
                                Months ended     ||   Months ended
                                September 30,    ||   September 30,
                                    1998         ||       1997
                              -------------------||--------------------
                                                 ||
Revenues:                                        ||
  Cable services              $       127,092    ||$      123,086
  Management fees (note 7)                 75    ||            75
                              -------------------||--------------------
     Total revenues                   127,167    ||       123,161
                              -------------------||--------------------
                                                 ||
Operating expenses:                              ||
  Selling, service and                           ||
    system management	              48,580     ||        45,301
  General and administrative          19,986     ||        18,332
  Depreciation and                               ||
     amortization                     62,282     ||        48,921
                              -------------------||--------------------
     Total operating expenses        130,848     ||       112,554
                              -------------------||--------------------
     Operating (loss) income          (3,681)    ||        10,607
                              -------------------||--------------------
                                                 ||
Other expense:                                   ||
  Interest expense, net               34,824     ||        38,358
                              -------------------||--------------------
      Total other expense             34,824     ||        38,358
                              -------------------||--------------------
      Net loss                $      (38,505)    ||$      (27,751)
                              ===================||====================


     See accompanying notes to the consolidated financial statements.

                MARCUS CABLE COMPANY, L.L.C. AND SUBSIDIARIES

                   Consolidated Statements of Operations
                                (unaudited)
                              (in thousands)
                              Successor(note2)     Predecessor (note 2)
                              ----------------||--------------------------
                                Period from   || Period from      Nine
                                April 23 to   ||  January 1,  Months ended
                                September 30, || to April 22, September 30,
                                    1998      ||     1998          1997
                              ----------------||------------  ------------
                                              ||
Revenues:                                     ||
  Cable services              $      224,065  ||$    157,389  $   348,438
  Management fees (note 7)               131  ||         374        5,539
                              ----------------||------------  ------------
     Total revenues                  224,196  ||     157,763      353,977
                              ----------------||------------  ------------
                                              ||
Operating expenses:                           ||
  Selling, service and                        ||
    system management                 86,110  ||      60,501      130,146
  General and administrative          35,030  ||      24,245       53,130
  Transaction costs (note 2)             ---  ||     114,167          ---
  Depreciation and                            ||
      amortization                   116,347  ||      64,669      138,095
                              ----------------||------------- ------------
      Total operating expenses       237,487  ||     263,582      321,371
                              ----------------||------------  ------------
      Operating (loss) income        (13,291) ||    (105,819)      32,606
                              ----------------||------------  ------------
                                              ||
Other (income) expense:                       ||
  Interest expense, net               62,361  ||      49,905      111,705
  Gain on sale of assets                 ---  ||     (43,662)         ---
                              ----------------||------------  ------------
      Total other expense             62,361  ||       6,243      111,705
                              ----------------||------------  ------------
      Net loss                $      (75,652) ||$   (112,062) $   (79,099)
                              ================||============  ============


     See accompanying notes to the consolidated financial statements.

                MARCUS CABLE COMPANY, L.L.C. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                                (unaudited)
                              (in thousands)
                              Successor(note 2)    Predecessor (note 2)
                              ----------------||--------------------------
                                Period from   || Period from      Nine
                                April 23 to   ||  January 1,  Months ended
                                September 30, || to April 22, September 30,
                                    1998	    ||     1998          1997
                              ----------------||------------  ------------
                                              ||
Cash flows from operating                     ||
  activites:                                  ||
    Net loss	            $      (75,652) ||$   (112,062) $   (79,099)
    Adjustments to reconcile                  ||
     net loss to net cash                     ||
     provided by operating                    ||
     activities:                              ||
      Depreciation and                        ||
        amortization                 116,347  ||      64,669      138,095
      Accretion of discount                   ||
        on notes                      34,150  ||      23,710       50,812
      Amortization of carrying                ||
        value premium                 (7,301) ||         ---          ---
      Other non cash interest             94  ||       1,289        2,920
      Gain on sale of assets             ---  ||     (43,662)         ---
      Gain on early retirement
        of debt                         (753) ||         ---          ---
      Changes in assets and                   ||
      liabilities, net of                     ||
      working capital                         ||
      adjustments:                            ||
        Accounts                              ||
          receivable, net             (3,531) ||       1,888       (3,636)
        Prepaid expenses                      ||
          and other                     (161) ||      (1,914)         204
        Other assets                   1,666  ||      (2,371)        (186)
        Accrued liabilities          (34,804) ||     117,855        5,781
        Accrued interest               4,856  ||      (3,230)      (1,501)
                              ----------------||------------  ------------
          Net cash provided                   ||
            by operating                      ||
            activities                34,911  ||      46,172      113,390
                              ----------------||------------  ------------
                                              ||
Cash flows from investing                     ||
  activites:                                  ||
     Acquisitions of                          ||
       cable systems                     ---  ||     (57,324)     (34,551)
     Proceeds from sale of                    ||
       assets, net                   338,218  ||      64,564          ---
     Cash contributed from                    ||
       partners (note 2)           1,420,000  ||         ---          ---
     Distributions                (1,400,000) ||         ---          ---
     Additions to property                    ||
       and equipment                (113,858) ||     (66,088)    (137,671)
                              ----------------||------------  ------------
          Net cash provided                   ||
            by (used in)                      ||
            investing                         ||
            activities               244,360  ||     (58,848)    (172,222)
                              ----------------||------------  ------------
Cash flows from financing                     ||
  activites:                                  ||
      Net (repayments)                        ||
        borrowings under                      ||
        Senior Credit Facility      (262,500) ||      12,750       55,000
      Repayments of long-term                 ||
        debt                          (4,050) ||         (28)         (81)
      Payment of debt                         ||
        issuance costs                   ---  ||         ---       (1,464)
      Payment of capital                      ||
        lease obligations               (359) ||        (274)        (399)
                              ----------------||------------  ------------
           Net cash (used in)                 ||
             provided by                      ||
             financing                        ||
             activities             (266,909) ||      12,448       53,056
                              ----------------||------------  ------------
Net increase (decrease)in                     ||
  cash and cash equivalents            12,362 ||        (228)      (5,776)
Cash and cash equivalents at                  ||
  beginning of period                   1,379 ||       1,607        6,034
                              ----------------||------------  ------------
Cash and cash equivalents at                  ||
  end of period               $        13,741 ||$      1,379  $       258
                              ================||============  ============
Supplemental disclosure of                    ||
  cash flow information:                      ||
    Interest Paid             $        30,959 ||$     28,517 $     59,398
                              ================||============  ============


See accompanying notes to the consolidated financial statements.

          MARCUS CABLE COMPANY, L.L.C. AND SUBSIDIARIES

          Notes to the Consolidated Financial Statements
                           (Unaudited)

(1)  Summary of Significant Accounting Policies

     (a)  General

          The Company is a Delaware limited liability company, formerly Marcus Cable Company, L.P., which was formed as a Delaware limited partnership on January 17, 1990 and converted to a Delaware limited liability company on June 9, 1998. The Company was formed for the purpose of acquiring, operating and developing cable television systems. The Company derives its primary source of revenues by providing various levels of cable television programming and services to residential and business customers. The Company's operations are conducted through Operating, an operating holding company and a wholly-owned subsidiary of the Company. Operating, in turn, conducts its operations through the Operating Divisions, in which, in the case of MCDM, it directly or indirectly serves as the general partner and owns a greater than 99.0% interest, and in the case of the other three Operating Divisions, it serves as the sole member and owns a 100% interest.

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

     (c)  Interim Financial Information

          In the opinion of management, the accompanying unaudited interim consolidated financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position and results of operations for all periods presented. These financial statements are for interim periods and do not include all of the detail normally provided in annual financial statements and should be read in conjunction with the consolidated financial statements of MCC for the year ended December 31, 1997, included in MCC's Annual Report on Form 10-K.

(2)  Acquisitions and Divestitures

     Combination with Charter

     On July 30, 1998, Paul G. Allen, the sole owner of Vulcan, announced that he has entered into an agreement to acquire Charter, and that he intends to integrate the operations of the Company and Charter. The resulting combined entity will be the seventh largest cable operator in the United States, serving approximately 2.4 million customers. While the timing and structure of such proposed integration has not been established, the general partner of MCPI entered into a management agreement on October 6, 1998 whereby Charter will begin to manage the day to day operations of the Company. In consideration for the management consulting services provided by Charter, Marcus shall pay to Charter an annual fee equal to 3% of the gross revenues of the Systems, plus expenses.

     Vulcan Acquisition

     On April 23, 1998, Vulcan acquired all of the outstanding partnership interests in MCC, MCPLP and MCPI, excluding the controlling interest in MCPI, the ultimate general partner.

     As a result of the Vulcan Acquisition, the Company has applied push down accounting in the preparation of the accompanying financial statements. Accordingly, the Company adjusted its equity as of the Vulcan Acquisition date to reflect the amount paid in the transaction and allocated that amount to assets acquired and liabilities assumed based on their relative fair values, as determined by management using past independent appraisals and general industry practices. The excess of the purchase price over the fair value of MCC's tangible and separately identifiable intangible assets was allocated to franchise rights. The total transaction was valued at approximately $3.2 billion and was allocated as follows (in thousands):

              Franchise rights            $    2,511,391
              Property and equipment             735,832
              Noncompetition agreements            6,344
              Other assets                           719
                                          --------------
                                          $    3,254,286
                                          ==============

     The transaction was funded through cash contributions of approximately $1.4 billion from Vulcan and the assumption of approximately $1.8 billion in net liabilities.

     In connection with the Vulcan Acquisition, MCC incurred transaction costs of approximately $114,200,000, comprised of approximately $90,200,000 paid to employees of MCC in settlement of the Eunits and approximately $24,000,000 of transaction fees paid to certain equity partners for investment banking services. These transaction costs have been included in the accompanying unaudited consolidated statement of operations for the period from January 1, 1998 to April 22, 1998. A total of $44,600,000 in reserves has been established within accrued liabilities of the Company and is included within the franchise rights listed above in order to account for future costs incurred as a result of the Vulcan Acquisition and the recent non-strategic system divestitures.

     As a result of the Vulcan Acquisition and the application of push down accounting, financial information in the accompanying unaudited consolidated financial statements and notes thereto as of September 30, 1998 and for the Successor Period is presented on a different cost basis than the financial information as of December 31, 1997 and for the three and nine months ended September 30, 1997 and for the Predecessor Period, and therefore, such information is not comparable.

     Additionally, as a result of the Vulcan Acquisition and in accordance with the terms and conditions of the indentures (collectively, the "Indentures") governing the 13 1/2% Notes, the 11 7/8% Debentures and the 14 1/4% Notes, the Company and the issuers offered to repurchase such notes and debentures at a redemption price (i) in the case of the 13 1/2% Notes, of 101% of the Accreted Value (as defined in the Indenture governing such notes) thereof, (ii) in the case of the 11 7/8% Debentures, at a redemption price of 101% of the principal amount thereof plus accrued but unpaid interest to the date of purchase and (iii) in the case of the 14 1/4% Notes, at a redemption price of 101% of the Accreted Value (as defined in the Indenture governing such notes) thereof. On July 1, 1998, 4,500 of the 14 1/4% Notes and 500 of the 11 7/8% Notes were tendered for gross tender payments of $3,472,000 and $520,000, respectively. The payments resulted in a gain on the retirement of the debt of approximately $753,000. The tender payments were funded through borrowings under the Company's Senior Credit Facility.

     Other Acquisitions

     On April 1, 1998, the Company completed the acquisition of the Mountain Brook and Shelby Cable System from Mountain Brook and Shelby Cable for an aggregate purchase price of $57,300,000. The communities served by this system are adjacent to the Company's existing systems in the suburban Birmingham, Alabama area. As of the date of the acquisition, this system served approximately 23,000 basic customers. The purchase was financed with funds received from the sale of the Delaware and Maryland cable systems discussed below. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to tangible and intangible assets based on estimated fair values at the acquisition date. The excess of the cost of the assets acquired over the amounts assigned to net tangible assets at the date of the acquisition was approximately $44,400,000 and is included in franchise costs.

     Divestitures

     On September 30, 1998, the Company completed the sale of its cable television systems located in Illinois to Triax Midwest Associates, L.P. for a sales price of approximately
     $58,000,000. As of the date of the sale, the systems served approximately 32,500 customers.

     On August 31, 1998, the Company completed the sale of its cable television systems located in Connecticut and Virginia to TMC Holdings, Inc., an affiliate of Adelphia Communications Corporation, for a sales price of approximately $150,000,000. As of the date of the sale, the systems served approximately 63,500 customers.

     On July 31, 1998, the Company completed the sale of its cable television systems located in Mississippi, Louisiana, Texas Panhandle and Oklahoma to Cable One, Inc. for a sales price of approximately $129,500,000. As of the date of the sale, the systems served approximately 72,000 customers.

     On April 1, 1998, the Company completed the sale of its cable television systems located in Delaware and Maryland to an affiliate of Comcast Corporation for a sales price of approximately $65,500,000. As of the date of the sale, the systems served approximately 26,500 customers.

     No gains or losses were recognized on the sale of the non-strategic systems divested after the Vulcan Acquisition since the current market value for the non-strategic systems was reflected in the $3.2 billion purchase price paid by Vulcan for its interest in the Company.

     Pro Forma Financial Information

     Unaudited pro forma financial information for the periods from April 23, 1998 to September 30, 1998 and January 1, 1998 to April 22, 1998 and for the nine month period ended September 30, 1997 as though all acquisitions and divestitures completed during the period from January 1, 1997 through September 30, 1998 had occurred at January 1, 1997 follows (in thousands):

                                 Successor              Predecessor
                              ----------------  ---------------------------
                               April 23 to        January 1,  January 1, to
                               September 30,    to April 22,  September 30,
                                   1998              1998          1997
                              ----------------  ---------------------------
      Revenue                 $      200,255    $    139,308  $   311,726
      Operating (loss) income        (19,199)        (13,147)       1,937
      Net loss                       (82,937)        (57,487)     (97,388)



     The pro forma financial information has been prepared for comparative purposes only and does not purport to indicate the results of operations which would actually have occurred had the acquisitions and divestitures been made at the beginning of the period indicated, or which may occur in the future.

(3)  Property and Equipment

     Property and equipment consists of the following (in thousands):

                                          September  30,    December 31,
                                               1998             1997
                                          --------------    ------------
                                           (Successor)	(Predecessor)
            Cable systems                 $      735,154    $    878,721
            Vehicles and other                    30,659          37,943
            Land and buildings                    13,666          17,271
                                          --------------    ------------
                                                 779,479         933,935
            Accumulated depreciation             (39,302)       (227,309)
                                          --------------    ------------
                                          $      740,177    $    706,626
                                          ==============	============

(4)  Other Assets

     Other assets consist of the following (in thousands):

                                          September  30,    December 31,
                                               1998              1997
                                          --------------    ------------
                                           (Successor)      (Predecessor)
      Franchise rights                    $    2,239,315    $  1,209,725
      Debt issuance costs                            ---          45,225
      Going concern value of acquired
        cable systems                                ---          37,274
      Noncompetition agreements                    4,843          25,914
      Other                                        1,014           1,090
                                          --------------    ------------
                                               2,245,172       1,319,228
      Accumulated amortization                   (71,022)       (303,033)
                                          --------------    ------------
                                          $    2,174,150    $  1,016,195
                                          ==============	============

(5)  Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                          September  30,    December 31,
                                               1998              1997
                                          --------------    ------------
                                            (Successor)	(Predecessor)
            Accrued transaction costs     $       42,633    $        ---
            Accrued operating costs               28,437          27,923
            Accrued programming costs             10,174           9,704
            Accrued franchise fees                 7,175          10,131
            Accrued property taxes                 4,028           5,125
            Other accrued liabilities              5,190           7,922
                                          --------------    ------------
                                          $       97,637    $     60,805
                                          ==============    ============

The accrued transaction costs of $42.6 million represents the amount remaining of the $44,600,000 in reserves which were established in order to account for future costs incurred as a result of the Vulcan Acquisition and the recent non-strategic system divestitures.

(6)  Long-term Debt and Carrying Value Premium

     The Company had outstanding borrowings and a carrying value premium as follows (in thousands):

                                          September  30,    December 31,
                                               1998             1997
                                          --------------    ------------
                                            (Successor)     (Predecessor)
      At historical carrying amounts:
        Senior Credit Facility            $      700,000    $    949,750
        13 1/2% Senior Subordinated
          Discount Notes, due
          August 1, 2004                         370,991         336,304
        14 1/4% Senior Discount
          Notes, due December 15, 2004           233,116         213,372
        11 7/8% Senior Debentures, due
          December 15, 2004                       99,500         100,000
        Capital leases and other notes             1,770           2,507
                                          --------------    ------------
                                               1,405,377       1,601,933
        Less current maturities                   75,755          68,288
                                          --------------    ------------
                                               1,329,622       1,533,645
        Carrying value premium                   100,190             ---
                                          --------------    ------------
                                          $    1,429,812    $  1,533,645
                                          ==============	============


     In conjunction with the Vulcan Acquisition and in accordance with push down accounting, the Company was required to record its outstanding debt at its estimated fair value. As a result, the Company recognized a carrying value premium (estimated fair market value less historical carrying amount) of approximately $108,292,000 as of the date of the Vulcan Acquisition. The carrying value premium is being amortized to interest expense over the estimated remaining lives of the related indebtedness using the interest method.

     Amounts outstanding under the Senior Credit Facility bear interest at either the (i) Eurodollar rate, (ii) prime rate or
     (iii) CD base rate or Federal Funds rate, plus a margin of up to 2.25% subject to certain adjustments based on the ratio of Operating's total debt to annualized operating cash flow, as defined. At September 30, 1998, borrowings under the Senior Credit Facility bore interest at rates ranging from 7.01% to 8.88% under the Eurodollar and prime rate options. The Company pays a commitment fee ranging from .250% to .375% on the unused commitment under the Senior Credit Facility.

     To reduce the impact of changes in interest rates on its floating rate long-term debt, the Company has entered into certain interest rate swap agreements with certain of the participating banks under the Senior Credit Facility. At September 30, 1998, interest rate swap agreements covering a notional balance of $400,000,000 were outstanding which require the Company to pay fixed rates ranging from 5.30% to 5.77%, plus the applicable interest rate margin. These agreements mature from 1998 through 2002, and allow for the optional extension by the counterparty for additional periods and certain of the agreements provide for the automatic termination in the event that one month LIBOR exceeds 6.75% on any monthly reset date. The Company has also entered into an interest rate swap agreement covering an aggregate notional principal amount of $100,000,000 which matures in the year 2000 whereby the Company receives one month LIBOR plus 0.07% and is required to pay the higher of one month LIBOR at either the beginning or end of the interest period, plus the applicable interest rate margin.

     As interest rates change under the interest rate swap agreements, the differential to be paid or received is recognized as an adjustment to interest expense. During the period from January 1, 1998 to April 22, 1998 and for the period from April 23, 1998 to September 30, 1998, the Company recognized additional interest expense of approximately $23,000 and $108,000, respectively, under its interest rate swap agreements. During the three months ended September 30, 1997, the Company recognized an interest benefit of approximately $20,600 and during the nine months ended September 30, 1997, the Company recognized additional interest expense of approximately $566,400 under its interest rate swap agreements.

     On October 16, 1998, Operating entered into an agreement to amend its Senior Credit Facility. The amendment provides for, among other items, a reduction in the permitted leverage and cash flow ratios, a reduction in the interest rate charge under the Senior Credit Facility and a change in the restriction related to the use of cash proceeds from asset sales to allow such proceeds to be used to redeem the 11 7/8% Senior Debentures.

     On November 11, 1998, the trustee of the 11 7/8% Senior Debentures submitted a notice of redemption to the holders of the 11 7/8% Senior Debentures stating that the Company intends to redeem the the 11 7/8% Senior Debentures at 105.9% of the face value plus accrued interest on December 11, 1998 for all holders on record as of November 5, 1998.

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

     Effective January 31, 1997, the Maryland Cable System was sold to Jones Communications of Maryland, Inc. Pursuant to the Maryland Cable Agreement, Operating recognized incentive management fees of $280,000 during the nine months ended September 30, 1998 and $5,069,000 during the nine months ended September 30, 1997, respectively, in conjunction with the sale. Although Operating is no longer involved in the active management of the Maryland Cable System, Operating has entered into an agreement with Maryland Cable to oversee the activities, if any, of Maryland Cable through the liquidation of the partnership. Pursuant to such agreement, Operating earns a nominal monthly fee. Including the incentive management fees noted above, during the period from January 1, 1998 to April 22, 1998 and for the period from April 23, 1998 to September 30, 1998, Operating earned total management fees of approximately $374,000 and $131,000, respectively. During the three and nine month periods ended September 30, 1997, Operating earned total management fees of $75,000 and $5,539,000, respectively.

     In connection with the Vulcan Acquisition, certain equity partners were paid approximately $24,000,000 for investment banking services.

(8)  Comprehensive Income

     In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other annual financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. There are no differences between comprehensive loss and actual net loss on the Company's financial statements.

(9) Financial Information

                                                            MARCUS CABLE COMPANY, L.L.C.  AND SUBSIDIARIES

                                                          Consolidating Schedule - Balance Sheet Information

                                                                      As of September 30, 1998
                                                                            (unaudited)
                                                                           (in thousands)

                                                                               ASSETS


                              Combined
                              Operating  Capital              Elimin-     Operating          Capital              Elimin-
                              Divisions     II   Operating    ations    Consolidated Capital   III     Company    ations     Company
Current assets:
   Cash and cash equivalents      5,614       1      7,282         ---       12,897       1       1        842        ---     13,741
   Accounts receivable, net      20,638     ---      8,013      (3,648)      25,003     ---     ---        ---        ---     25,003
   Prepaid expenses and other     3,454     ---        591         ---        4,045     ---     ---        ---        ---      4,045
                              ---------   -----  ---------   ---------    ---------   -----   -----  ---------  ---------  ---------
      Total current assets       29,706       1     15,886      (3,648)      41,945       1       1        842        ---     42,789

Property and equipment, net     729,786     ---     10,391         ---      740,177     ---     ---        ---        ---    740,177
Other assets, net             2,174,927     ---  1,654,789  (1,621,827)   2,207,889     ---     ---    356,163   (389,902) 2,174,150
Investment in subsidiaries          ---     ---  1,231,848  (1,231,848)         ---     ---     ---  1,415,593 (1,415,593)       ---
                              ---------   -----  ---------   ---------    ---------   -----   -----  ---------  ---------  ---------
      Total assets            2,934,419       1  2,912,914  (2,857,323)   2,990,011       1       1  1,772,598 (1,805 495) 2,957,116
                              =========   =====  =========   =========    =========   =====   =====  =========  =========  =========


                                                               LIABILITIES AND PARTNERS' CAPITAL


Current liabilities:
   Current maturities of
     long-term debt                 161     ---     75,594         ---       75,755     ---     ---        ---        ---     75,755
   Accrued liabilities          189,713     ---    377,908    (112,924)     454,697     ---     ---     32,842   (389,902)    97,637
   Accrued interest               9,561     ---      3,648      (9,561)       3,648     ---     ---      5,913        ---      9,561
                              ---------   -----  ---------   ---------    ---------   -----   -----  ---------  ---------  ---------
     Total current liabilities  199,435     ---    457,150    (122,485)     534,100     ---     ---     38,755   (389,902)   182,953

Long-term debt                1,402,947     ---    996,859  (1,402,800)     997,006     ---     ---    332,616        ---  1,329,622
Carrying value premium          100,190     ---     43,314    (100,190)      43,314     ---     ---     56,876        ---    100,190
                              ---------   -----  ---------   ---------    ---------   -----   -----  ---------  ---------  ---------
                              1,503,137     ---  1,040,173  (1,502,990)   1,040,320     ---     ---    389,492        ---  1,429,812

Partners' capital             1,231,847       1  1,415,591  (1,231,848)   1,415,591       1       1  1,344,351 (1,415,593) 1,344,351
                              ---------   -----  ---------   ---------    ---------   -----   -----  ---------  ---------  ---------
      Total liabilities and
        partners' capital     2,934,419       1  2,912,914  (2,857,323)   2,990,011       1       1  1,772,598 (1,805,495) 2,957,116
                              =========   =====  =========   =========    =========   =====   =====  =========  =========  =========

                                                                           15                                            (continued)

                                                         MARCUS CABLE COMPANY, L.L.C. AND SUBSIDIARIES

                                                Consolidating Schedule - Statement of Operations Information

                                                                          Sucessor

                                                  For the period from April 23, 1998 to September 30, 1998
                                                                         (unaudited)
                                                                        (in thousands)



                                      Combined                                Operating
                                     Operating   Capital           Elimin-     Consol-          Capital          Elimin-
                                     Divisions     II    Operating ations      idated   Capital   III     MCC    ations  Company
Revenues:
  Cable services                       224,065      ---       ---      ---    224,065      ---     ---     ---      ---   224,065
  Management fees                          ---      ---       131      ---        131      ---     ---     ---      ---       131
                                     ---------   ------   -------   ------    -------   ------  ------  ------   ------   -------
           Total revenues              224,065      ---       131      ---    224,196      ---     ---     ---      ---   224,196
                                     ---------   ------   -------   ------    -------   ------  ------  ------   ------   -------
Operating expenses:
  Selling, service and
     system management                  84,941      ---     1,169      ---     86,110      ---     ---     ---      ---    86,110
  General and administrative            28,675      ---     6,355      ---     35,030      ---     ---     ---      ---    35,030
  Allocated corporate costs              8,270      ---    (8,270)     ---        ---      ---     ---     ---      ---       ---
  Depreciation and amortization        115,604      ---       743      ---    116,347      ---     ---     ---      ---   116,347
                                     ---------   ------   -------   ------    -------   ------  ------  ------   ------   -------
           Total operating expenses    237,490      ---        (3)     ---    237,487      ---     ---     ---      ---   237,487
                                     ---------   ------   -------   ------    -------   ------  ------  ------   ------   -------
           Operating income (loss)     (13,425)     ---       134      ---    (13,291)     ---     ---     ---      ---   (13,291)

Other (income) expense:
  Interest (income) expense, net        63,801      ---   (15,634)     ---     48,167      ---     ---  14,194      ---    62,361
  Equity (income) loss
     of subsidiaries                       ---      ---    77,226  (77,226)       ---      ---     ---  61,458  (61,458)      ---
                                     ---------   ------   -------   ------    -------   ------  ------  ------   ------   -------
                                        63,801      ---    61,592  (77,226)    48,167      ---     ---  75,652  (61,458)   62,361
                                     ---------   ------   -------   ------    -------   ------  ------  ------   ------   -------
           Net loss                    (77,226)     ---   (61,458)  77,226    (61,458)     ---     --- (75,652)  61,458   (75,652)
                                     =========   ======   =======   ======    =======   ======  ======  ======   ======   =======




                                                                          16                                            (continued)

                                                         MARCUS CABLE COMPANY, L.L.C. AND SUBSIDIARIES

                                                Consolidating Schedule - Statement of Operations Information

                                                                         Predecessor

                                                    For the period from January 1, 1998 to April 22, 1998
                                                                         (unaudited)
                                                                        (in thousands)


                                      Combined                              Operating
                                     Operating   Capital           Elimin-    Consol-          Capital          Elimin-
                                     Divisions     II   Operating  ations     idated   Capital   III     MCC    ations  Company
Revenues:
  Cable services                       157,389      ---      ---      ---     157,389     ---     ---      ---     ---   157,389
  Management fees                          ---      ---      374      ---         374     ---     ---      ---     ---       374
                                     ---------   ------  -------   ------    --------  ------  ------  -------  ------   -------
           Total revenues              157,389      ---      374      ---     157,763     ---     ---      ---     ---   157,763
                                     ---------   ------  -------   ------    --------  ------  ------  -------  ------   -------
Operating expenses:
  Selling, service and
     system management                  59,671      ---      830      ---      60,501     ---     ---      ---     ---    60,501
  General and administrative            19,560      ---    4,685      ---      24,245     ---     ---      ---     ---    24,245
  Allocated corporate costs              5,778      ---   (5,778)     ---         ---     ---     ---      ---     ---       ---
  Transaction costs                        ---      ---  114,167      ---     114,167     ---     ---      ---     ---   114,167
  Depreciation and amortization         64,147      ---      522      ---      64,669     ---     ---      ---     ---    64,669
                                     ---------   ------  -------   ------    --------  ------  ------  -------  ------   -------
           Total operating expenses    149,156      ---  114,426      ---     263,582     ---     ---      ---     ---   263,582
                                     ---------   ------  -------   ------    --------  ------  ------  -------  ------   -------
           Operating income(loss)        8,233      --- (114,052)     ---    (105,819)    ---     ---      ---     ---  (105,819)

Other (income) expense:
  Interest (income) expense, net        50,492      ---  (14,010)     ---      36,482     ---     ---   13,423     ---    49,905
  Gain on sale of assets               (43,662)     ---      ---      ---     (43,662)    ---     ---      ---     ---   (43,662)
  Equity (income) loss
     of subsidiaries                       ---      ---   (1,403)   1,403         ---     ---     ---   98,639 (98,639)      ---
                                     ---------   ------  -------   ------    --------  ------  ------  -------  ------   -------
                                         6,830      ---  (15,413)   1,403      (7,180)    ---     ---  112,062 (98,639)    6,243
                                     ---------   ------  -------   ------    --------  ------  ------  -------  ------   -------
           Net income(loss)              1,403      ---  (98,639)  (1,403)    (98,639)    ---     --- (112,062) 98,639  (112,062)
                                     =========   ======  =======   ======    ========  ======  ======  =======  ======   =======



                             ITEM 2.

               Management's Discussion and Analysis
        of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

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

In continuing to implement the Company's acquisition strategy, the Company acquired the Mountain Brook and Shelby Cable System in April of 1998. The Mountain Brook and Shelby Cable System serves approximately 23,000 customers from a single headend through a 550 MHz HFC architecture. This system serves the two broader areas of Mountain Brook and northern Shelby County, which are adjacent to the Company's existing systems in the Birmingham, Alabama market. The Company intends to interconnect this system with its existing HFC networks and fully integrate the operations of this system with its existing operations in the Birmingham area. Funding for the $57.3 million purchase was provided through the proceeds received from the divestiture of the cable television systems located in Delaware and Maryland.

During the third quarter of 1998, the Company completed divestitures of certain non-strategic cable systems. After the sale of these non-strategic systems, the Company owns and operates six core groups of cable systems. See the discussion concerning system divestitures in note 2 to the unaudited consolidated financial statements.


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

A significant use of capital in 1998 has been to finance the planned system upgrades, rebuilds and extensions and the purchase of digital and data distribution equipment and home terminal devices for use in customers' homes. Capital expenditures are expected to approximate $218,097,000 (or approximately $200 per customer) in 1998. The Company expects to fund these capital expenditures through cash generated from operations and available borrowings under the Senior Credit Facility. During the period from January 1, 1998 to April 22, 1998 and for the period from April 23, 1998 to September 30, 1998, the Company made capital expenditures of approximately $66,362,000 and $114,217,000, respectively.

Cash interest is payable monthly, quarterly and semiannually on borrowings outstanding under the Company's Senior Credit Facility and the 11 % Debentures. No cash interest is payable on the 13 1/2% Notes until February 1, 2000 and no cash interest is payable on the 14 1/4% Notes until December 15, 2000. Maturities of long-term debt approximate $526,915,000 over the next five years. The Company expects to cover both interest and principal payments on its long-term obligations through internally generated funds, borrowings under the Senior Credit Facility, or the future issuance of public or private equity or debt. Although in the past the Company has been able to obtain financing through equity investments, debt issuances and bank borrowings, there can be no assurance that the capital resources necessary to accomplish the Company's business strategy will be available, or that the terms will be favorable to the Company.

During the period from January 1, 1998 to April 22, 1998 and for the period from April 23, 1998 to September 30, 1998, the Company made gross payments of approximately $16,278,000 and $329,558,000, respectively, on the Senior Credit Facility and other long-term debt.

As a result of the Vulcan Acquisition and in accordance with the terms and conditions of the indentures (collectively, the "Indentures") governing the 13 1/2% Notes, the 11 7/8% Debentures and the 14 1/4% Notes, the Company and the issuers offered to repurchase such notes and debentures at a redemption price (i) in the case of the 13 1/2% Notes, of 101% of the Accreted Value (as defined in the Indenture governing such notes) thereof, (ii) in the case of the 11 7/8% Debentures, at a redemption price of 101% of the principal amount thereof plus accrued but unpaid interest to the date of purchase and (iii) in the case of the 14 1/4% Notes, at a redemption price of 101% of the Accreted Value (as defined in the Indenture governing such notes) thereof. On July 1, 1998, 4,500 of the 14 1/4% Notes and 500 of the 11 7/8% Notes were tendered for gross tender payments of $3,472,000 and $520,000, respectively.
The payments resulted in a gain on the retirement of the debt of approximately $753,000. The tender payments were funded through borrowings under the Company's Senior Credit Facility.

On October 16, 1998, Operating entered into an agreement to amend its Senior Credit Facility. The amendment provides for, among other items, a reduction in the permitted leverage and cash flow ratios, a reduction in the interest rate charge under the Senior Credit Facility and a change in the restriction related to the use of cash proceeds from asset sales to allow such proceeds to be used to redeem the 11 7/8% Senior Debentures.

On November 11, 1998, the trustee of the 11 7/8% Senior Debentures submitted a notice of redemption to the holders of the 11 7/8% Senior Debentures stating that the Company intends to redeem the the 11 7/8% Senior Debentures at 105.9% of the face value plus accrued interest on December 11, 1998 for all holders on record as of November 5, 1998.

Sources of Cash

The Company generated cash flows from operating activities of $46,172,000 and $34,911,000 during the period from January 1, 1998 to April 22, 1998 and for the period from April 23, 1998 to September 30,1998, respectively. During the period from January 1, 1998 to April 22, 1998 and for the period from April 23, 1998 to September 30,1998, the Company borrowed $29,000,000 and $67,000,000, respectively, under the Senior Credit Facility. Cash flows from operating activities, funding from equity contributions and borrowings have been sufficient to meet the Company's debt service, working capital and capital expenditure requirements. The Company has an additional $356,059,000 of borrowing capacity under its Revolving Credit Facility after considering committed lines of credit of $3,941,000.

RESULTS OF OPERATIONS

The comparability of operating results between the three and nine months ended September 30, 1998 and the corresponding periods for 1997 are affected by several events which occurred during 1997 and 1998 (collectively referred to as the "Pro Forma Adjustments"). These events include 1) the addition of approximately 14,000 net basic customers in Wisconsin and Indiana through the Time Warner Exchange on December 1, 1997; 2) the sale of the previously managed Maryland Cable System on January 31, 1997; 3) the sale of the Delaware and Maryland systems on April 1, 1998; 4) the Mountain Brook Acquisition on April 1, 1998; 5) the Vulcan Acquisition on April 23, 1998; 6) the sale of the Mississippi, Louisiana, Texas Panhandle and Oklahoma systems on July 31, 1998; 7) the sale of the Connecticut and Virginia systems on August 31, 1998; and 8) the sale of the Illinois systems on September 30, 1998.

The following table summarizes the operating results for the three and nine months ended September 30, 1998 in comparison to the same periods in 1997, combining the 1998 results for the Predecessor Period (January 1 through April 22) with the Successor Period (April 23 though September 30). The most significant impact of the Vulcan Acquisition on the operating results was the $114.2 million of transaction costs, as previously explained in note 2 to the unaudited consolidated financial statements, a decrease of approximately $7,301,000 in interest expense, due to the amortization of the carrying value premium, and an increase of approximately $27,176,000 in depreciation and amortization expense, due to an increase in the carrying value of the assets. Specific trends addressed within the discussion of operating results will refer to the combined results as presented in this table (in thousands):


                             Three months ended	     Nine months ended
                                September 30,          September 30,
                            --------------------    --------------------
                               1998	      1997	      1998        1997
                            ---------  ---------    ---------  ---------
Revenues:
      Cable services        $ 127,092  $ 123,086    $ 381,454  $ 348,438
      Management fees              75         75          505      5,539
                            ---------  ---------    ---------  ---------
        Total revenues        127,167    123,161      381,959    353,977
                            ---------  ---------    ---------  ---------
Operating expenses:
      Selling, service and
        system management      48,580     45,301      146,611    130,146
      General and
        administrative         19,986     18,332       59,275     53,130
      Transaction costs           ---        ---      114,167        ---
      Depreciation and
        amortization           62,282     48,921      181,016    138,095
                            ---------  ---------    ---------  ---------
        Total operating
            expenses          130,848    112,554      501,069    321,371
                            ---------  ---------    ---------  ---------
        Operating
            income (loss)      (3,681)    10,607     (119,110)    32,606
                            ---------  ---------    ---------  ---------
Other (income) expenses:
       Interest expense, net	 34,824     38,358      112,266    111,705
       Gain on sale
         of assets                ---        ---      (43,662)       ---
                            ---------  ---------    ---------  ---------
        Total other
          expense              34,824     38,358       68,604    111,705
                            ---------  ---------    ---------  ---------
        Net loss            $ (38,505) $ (27,751)   $(187,714) $ (79,099)
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

Transaction costs of $114,167,000 consist of approximately
$90,200,000 paid in settlement of the Eunits and approximately
$24,000,000 paid to certain equity partners for investment banking services.

The gain on the divestiture of cable system pertains to the gain recognized on the sale of the Company's Delaware and Maryland properties on April 1, 1998. No gains or losses were recognized on the sale of the non-strategic systems divested after the Vulcan Acquisition since the current market value for the non-strategic systems was reflected in the $3.2 billion purchase price paid by Vulcan for its interest in the Company.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS
ENDED SEPTEMBER 30, 1997

Revenues

Revenues of $127,167,000 for the three months ended September 30, 1998 increased $4,006,000, or 3.3%, over revenues of $123,161,000 for the three months ended September 30, 1997. The increase was primarily attributable to growth in basic service revenue, equipment sales and rentals, advertising sales revenue and pay-per-view movies and events revenue. These increases were offset by decreases in premium service revenue. Normalizing the effects of the Pro Forma Adjustments, pro forma revenue of $117,575,000 increased $8,670,000, or 8.0%, for the three months ended September
30, 1998, versus the comparable period in 1997.

Basic service revenue of $95,570,000 for the three months ended September 30, 1998 increased $4,096,000, or 4.5%, over basic service revenue of $91,474,000 for the three months ended September 30, 1997. The increase primarily reflects the impact of new product offerings, channel additions, mid-year rate adjustments and increases in the number of basic customers. Normalizing the effects of the Pro Forma Adjustments, pro forma basic service revenues increased $7,562,000, or 9.3%, for the three months ended September 30, 1998, versus the comparable period in 1997.

Equipment sales and rentals of $5,715,000 for the three months ended September 30, 1998 increased $924,000, or 19.3%, from $4,791,000 for the three months ended September 30, 1997. The increase was primarily due to the deployment of addressable converters, including advanced analog home terminal devices, in conjunction with the system upgrades and rebuilds. Normalizing the effects of the Pro Forma Adjustments, pro forma equipment sales and rentals increased $1,113,000, or 25.9%, for the three months ended September 30, 1998, versus the comparable period in 1997.

Advertising revenue of $5,183,000 for the three months ended September 30, 1998 increased $919,000, or 21.6%,from $4,264,000 for the three months ended September 30, 1997. The positive trend in advertising sales is primarily the result of increases in the number of insertable channels, improved channel utilization through the installation of digital insertion equipment and greater market demand. Normalizing the effects of the Pro Forma Adjustments, pro forma advertising revenue increased $972,000, or 25.5%, for the three months ended September 30, 1998, versus the comparable period in 1997.

Pay-per-view revenue of $2,541,000 for the three months ended September 30, 1998 increased $685,000, or 36.9%, from $1,856,000 for the three months ended September 30, 1997. The increase was primarily due to the deployment of advanced analog home terminal devices, which have increased the availability of pay-per-view products. Normalizing the effects of the Pro Forma Adjustments, pro forma pay-per-view revenue increased $648,000, or 37.9%, for the three months ended September 30, 1998, versus the comparable period in 1997.

Premium service revenue of $12,183,000 for the three months ended September 30, 1998 decreased $2,826,000, or 18.8%, from $15,009,000 for the three months ended September 30, 1997. The decrease was primarily the result of continued losses in premium units, mainly caused by the migration of approximately 71,000 Disney units from a premium to a basic service and the loss of approximately 31,000 units of The Movie Channel that are now being packaged with Showtime. See discussion in the "Customer Information" section. Normalizing the effects of the Pro Forma Adjustments, pro forma premium service revenue decreased $2,014,000, or 15.5%, for the three months ended September 30, 1998, versus the comparable period in 1997.

Management fee revenue of $75,000 for the three months ended
September 30, 1998 was unchanged versus the three months ended
September 30, 1997. The Company will continue to earn a nominal monthly management fee through the dissolution of the Maryland
Cable management agreement, expected to occur by December 31, 1998.

Operating Expenses

Selling, service and system management expenses of $48,580,000 for the three months ended September 30, 1998 increased $3,279,000 or 7.2%, from $45,301,000 for the three months ended September 30, 1997. The programming cost increase of $2,902,000, or 9.9%, is primarily attributable to increases in the cost of basic satellite programming as a result of annual cost increases, incremental basic customer growth and the addition of satellite programming channels to certain of the Company's rebuilt systems. Another factor contributing to the increase in selling, service and system management expenses resulted from an increase in plant expense of $569,000, or 5.4% for the three months ended September 30, 1998. The plant cost increase is primarily the result of the extensions and rebuilds of certain of the Company's systems as previously described and the higher cost of addressable converters and advanced analog home terminals currently being placed in customer's homes. Offsetting the increases in programming and plant expense was a decrease in marketing costs of $146,000 or 1.3% for the three months ended September 30, 1998, the net result of advertising costs offset by channel launch support received from programmers. Normalizing the effects of the Pro Forma Adjustments, pro forma selling, service and system management expenses increased $5,266,000, or 13.1%, for the three months ended September 30, 1998, versus the comparable period in 1997.

General and administrative expenses of $19,986,000 for the three months ended September 30, 1998 increased $1,654,000, or 9.0%, from $18,332,000 for the three months ended September 30, 1997. The increase is mainly attributable to incremental labor costs incurred as the Company continues to add customer service resources, including staffing both existing and new customer call centers. Billing costs have increased as a result of upgrading the Company's customer care platform. Normalizing the effects of the Pro Forma Adjustments, pro forma general and administrative expenses increased $2,427,000, or 14.6%, for the three months ended September 30, 1998, versus the comparable period in 1997.

Depreciation and amortization expense of $62,282,000 for the three months ended September 30, 1998 increased $13,361,000, or 27.3%, from $48,921,000 for the three months ended September 30, 1997.
The increase is principally a result of an additional $15,529,000 of depreciation and amortization expense recognized from the increase in net assets due to the Vulcan Acquisition, and due to additional capital expenditures incurred to rebuild and upgrade the physical plant and equipment of certain of the Systems.

Operating (Loss) Income

The operating loss of $3,681,000 for the three months ended September 30, 1998 decreased from operating income of $10,607,000 for the comparable period in 1997, mainly due to the increased depreciation and amortization costs of $13,361,000 and the other factors discussed above.

The cable television industry generally measures the performance of a cable system in terms of system cash flow before corporate expenses and depreciation and amortization (often referred to as "Cable System Cash Flow") and the performance of a cable television company in terms of operating income before depreciation and amortization (often referred to as "EBITDA"). These measures are not intended to be a substitute or improvement on the terms disclosed on the financial statements. Rather, these measures are included as industry standards. Cable System Cash Flow and EBITDA of $62,658,000 and $58,601,000, respectively, for the three months ended September 30, 1998 decreased $1,027,000, or 1.6%, and $927,000, or 1.6%, in comparison to the same period in 1997. Normalizing the effects of the Pro Forma Adjustments, pro forma Cable System Cash Flow and EBITDA for the three months ended September 30, 1998 increased 1.6% and 1.9%, respectively, over the comparable period in 1997.

Other Expenses

Net interest expense of $34,824,000 for the three months ended September 30, 1998 decreased $3,534,000, or 9.2%, in comparison to the same period in 1997. This decrease was primarily due to the carrying-value premium amortization of $4,163,000 combined with a decrease in interest expense from decreased borrowings under the Senior Credit Facility offset by the scheduled increase in accretion for the 13 1/2% Notes and the 14 1/4% Notes of $2,493,000. The weighted average interest rate, including commitment fees, for total debt outstanding during the three months ended September 30, 1998 was 10.21%, compared with 9.82% for the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS
ENDED SEPTEMBER 30, 1997

Revenues

Revenues of $381,959,000 for the nine months ended September 30, 1998 increased $27,982,000, or 7.9%, over revenues of $353,977,000 for the nine months ended September 30, 1997. The increase was primarily attributable to growth in basic service revenue, equipment sales and rentals, advertising sales revenue and pay-per-view movies and event revenue. These increases were offset by decreases in premium service revenue and a decrease of $5,034,000 in management fee income. Normalizing the effects of the Pro Forma Adjustments, pro forma revenue of $339,563,000 increased
$27,837,000, or 8.9%, for the nine months ended September 30, 1998, versus the comparable period in 1997.

Basic service revenue of $285,735,000 for the nine months ended September 30, 1998 increased $31,479,000, or 12.4%, over basic service revenues of $254,256,000 for the nine months ended September 30, 1997. The increase primarily reflects the impact of new product offerings, channel additions, mid-year rate adjustments and increases in the number of basic customers. Normalizing the effects of the Pro Forma Adjustments, pro forma basic service revenues increased $27,085,000, or 11.9%, for the nine months ended September 30, 1998, versus the comparable period in 1997.

Equipment sales and rentals of $16,142,000 for the nine months ended September 30, 1998 increased $2,549,000, or 18.8%, from $13,593,000 for the nine months ended September 30, 1997. The increase was primarily due to the deployment of addressable converters, including advanced analog home terminal devices, in conjunction with the system upgrades and rebuilds. Normalizing the effects of the Pro Forma Adjustments, pro forma equipment sales and rentals increased $2,296,000, or 18.6%, for the nine months ended September 30, 1998, versus the comparable period in 1997.

Advertising revenue of $15,886,000 for the nine months ended September 30, 1998 increased $3,801,000, or 31.5%,from $12,085,000 for the nine months ended September 30, 1997. The upward trend in advertising sales is primarily the result of increases in the number of insertable channels, improved channel utilization through the installation of digital insertion equipment and greater market demand. Normalizing the effects of the Pro Forma Adjustments, pro forma advertising revenue increased $3,359,000, or 31.2%, for the nine months ended September 30, 1998, versus the comparable period in 1997.

Pay-per-view revenue of $7,345,000 for the nine months ended September 30, 1998 increased $994,000, or 15.7%, from $6,351,000 for the nine months ended September 30, 1997. The increase was primarily due to the deployment of advanced analog home terminal devices, which have increased the availability of pay-per-view products. Normalizing the effects of the Pro Forma Adjustments, pro forma pay-per-view revenue increased $463,000, or 7.8%, for the nine months ended September 30, 1998, versus the comparable period in 1997.

Premium service revenue of $39,114,000 for the nine months ended September 30, 1998 decreased $6,397,000, or 14.1%, from $45,511,000 for the nine months ended September 30, 1997. The decrease was primarily the result of continued losses in premium units, mainly caused by the migration of approximately 71,000 Disney units from a premium to a basic service and the loss of approximately 31,000 units of The Movie Channel that are now being packaged with Showtime. See discussion in the "Customer Information" section. Normalizing the effects of the Pro Forma Adjustments, pro forma premium service revenue decreased $5,710,000, or 14.4%, for the nine months ended September 30, 1998, versus the comparable period in 1997.

Management fee revenue of $505,000 for the nine months ended September 30, 1998 decreased $5,034,000, or 90.9%, from $5,539,000 for the nine months ended September 30, 1997. The decrease resulted from the sale of the Maryland Cable Systems, as discussed in note 7 to the unaudited consolidated financial statements. The Company will continue to earn a nominal monthly management fee through dissolution of the Maryland Cable management agreement, expected to occur by December 31, 1998.

Operating Expenses

Selling, service and system management expenses of $146,611,000 for the nine months ended September 30, 1998 increased $16,465,000 or
12.7%, from $130,146,000 for the nine months ended September 30, 1997. The programming cost increase of $11,616,000, or 13.5%, is primarily attributable to increases in the cost of basic satellite programming as a result of annual cost increases, incremental basic customer growth and the addition of satellite programming channels to certain of the Company's rebuilt systems. Another factor contributing to the increase in selling, service and system management expenses resulted from an increase in marketing expenses and plant expense of $2,740,000, or 36.0%,and $2,155,000, or 7.0%, respectively, for the nine months ended September 30, 1998. The increase in marketing expense resulted from printing and direct mail and advertising costs due to the introduction of several new marketing campaigns and from a $1,348,000 reduction in channel launch support. The increase in plant expense for the nine months ended September 30, 1998 was primarily the result of the extensions and rebuilds of certain of the Company's systems as previously described and the higher cost of addressable converters and advanced analog home terminals currently being placed in customer's homes. Normalizing the effects of the Pro Forma Adjustments, pro forma selling, service and system management expenses increased $14,427,000, or 12.3%, for the nine months ended September 30, 1998, versus the comparable period in 1997.

General and administrative expenses of $59,275,000 for the nine months ended September 30, 1998 increased $6,145,000, or 11.6%, from $53,130,000 for the nine months ended September 30, 1997. The increase is mainly attributable to incremental labor costs incurred as the Company continues to add customer service resources, including staffing both existing and new customer call centers. Billing costs have increased as a result of upgrading the Company's customer care platform. Normalizing the effects of the Pro Forma Adjustments, pro forma general and administrative expenses increased $5,634,000, or 11.5%, for the nine months ended September 30, 1998, versus the comparable period in 1997.

Depreciation and amortization expense of $181,016,000 for the nine months ended September 30, 1998 increased $42,921,000, or 31.1%, from $138,095,000 for the nine months ended September 30, 1997.
The increase is principally a result of an additional $27,176,000 of depreciation and amortization expense recognized from the increase in net assets due to the Vulcan Acquisition, and due to additional capital expenditures incurred to rebuild and upgrade the physical plant and equipment of certain of the Systems.

Operating (Loss) Income

The operating loss of $119,110,000 for the nine months ended
September 30, 1998 decreased from operating income of $32,606,000 for the comparable period in 1997, mainly due to the transaction costs of $114,167,000 and other factors discussed above.

Cable System Cash Flow and EBITDA of $188,606,000 and $176,073,000, respectively, for the nine months ended September 30, 1998 increased $11,190,000, or 6.3%, and $5,372,000, or 3.1%, in comparison to the same period in 1997. Normalizing the effects of the Pro Forma Adjustments, pro forma Cable System Cash Flow and EBITDA for the nine months ended September 30, 1998 increased 5.4% and 5.3%, respectively, over the comparable period in 1997.

Other Expenses

Net interest expense of $112,266,000 for the nine months ended September 30, 1998 increased $561,000, or 0.5%, in comparison to the same period in 1997. This increase was primarily due to the scheduled increase in accretion for the 13 1/2% Notes and the 14 1/4% Notes of $7,187,000, offset by a decrease in interest expense from decreased borrowings under the Senior Credit Facility, and by the carrying-value premium amortization of $7,301,000. The weighted average interest rate, including commitment fees, for total debt outstanding during the nine months ended September 30, 1998 was 9.90%, compared with 9.86% for the nine months ended September 30, 1997.

Customer Information

The following table illustrates the changes in the Company's basic customers and premium units which have significantly contributed to the revenue fluctuations previously noted. Substantially all of the internal growth in basic customers is attributable to continued marketing and sales efforts as well as the continued extension of physical cable plant to pass additional dwelling units. A portion of the premium unit decrease from December 31, 1997 was the result of a loss of approximately 31,000 units of The Movie Channel which are now being packaged with Showtime.

Another portion of the
decrease in premium units from December 31, 1997 was anticipated as approximately 60,000 Disney units were converted from a pay service to the basic service level and as a reaction to a change in the Company's marketing strategy. In the third quarter of 1997, the Company decided to no longer promote deep discount sales offers due to the amount of churn these types of offers produced. In an effort to renew premium unit growth, the Company has introduced multiplex premium services at the a la carte level and has introduced specific regional and local marketing campaigns. These multiplex services and marketing campaigns are directed at upgrading existing customers' service packages and acquiring new customers through discounted initial service pricing packages. All of the campaigns are specifically tailored toward customer retention and providing programming variety and choice at competitive rates.

                           Actual           Actual        Pro Forma
                        September 30,    December 31,   September 30,
                            1998            1997           1997 (a)
      Basic Customers      1,068,700       1,232,287	     1,066,345

      Premium Units          436,490         583,603         545,619

----------------------

(a) Includes: 1) an increase of approximately 14,000 basic customers and a decrease of approximately 19,100 premium units from the net effect of the Time Warner Exchange on December 1, 1997; 2) an increase of approximately 23,000 basic customers and 12,000 premium units from the Mountain Brook Acquisition on April 1, 1998; 3) a decrease of approximately 27,000 basic customers and 20,000 premium units from the DelMar Divestiture on April 1, 1998; and 4) a decrease of approximately 168,000 basic customers and 68,000 premium units as a result of the divestiture of the Mississippi, Louisiana, Texas Panhandle and Oklahoma systems on July 31, 1998, the divestiture of the Connecticut and Virginia systems on August 31, 1998 and the divestiture of the Illinois systems on September 30, 1998.


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

YEAR 2000 IMPACT

Many existing computer systems and applications and other control devices use only two digits to identify a year in the date field without considering the impact of the upcoming change in the century. As a result, as year 2000 approaches, computer systems and applications used by many companies may need to be upgraded to comply with Year 2000 requirements. Since January, 1998, the Company has been in the process of addressing Year 2000 issues.
The primary focus for the Company has been to identify Year 2000 issues in the areas that provide quality customer services and accurate billing for those services. A new software release of the CableData billing system, the third-party billing service used by the Company, will be installed in November 1998 that will bring the system into Year 2000 compliance. This will address Year 2000 issues associated with customer billing and provisioning of services. However, additional effort will be required in the network area to remediate the remaining Year 2000 issues.

While engineering and construction is underway in the network area, physical inventories are being made of non-critical equipment, office computers and equipment, and non-computer equipment to determine the extent of Year 200 issues. The Company has a project team underway and if equipment can't be readily tested, vendors are being contacted to determine their Year 2000 compliance status. Vendor compliance is an essential part of the project because the Company has no critical in-house systems. In addition to the Company's internal review, participation in an industry task force, Cable Television Laboratories, Inc. helps to address Year 2000 technical issues on a broader scale.

While the Company is moving ahead and making every effort to address all Year 2000 issues, there can be no assurance that the Company's systems or the computer systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999. If such modifications and conversions are not completed in a timely manner, the Year 2000 issues may have a material impact on the operations of the Company.

The Company currently estimates that its costs associated with Year 2000 compliance, including any costs associated with the consequences of incomplete or untimely resolution of Year 2000 compliance issues, will not have a material adverse effect on the Company's business, financial condition or results of operations. However, the Company has not investigated and does not believe it has fully identified the impact of Year 2000 compliance and has not concluded that it can resolve any issues that may arise in complying with Year 2000 without disruption of its business or without incurring significant expense. In addition, even if the Company's internal systems are not materially affected by Year 2000 compliance issues, the Company could be affected through disruption in the operation of the businesses with which the Company interacts.

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

Certain of the Company's expenses, such as those for wages and benefits, equipment repair and replacement and billing and marketing generally increase with inflation. However, the Company does not believe that its financial results have been adversely affected by inflation. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating rate debt may not be offset by increases in revenues. As of September 30, 1998, the Company had $700,000,000 of outstanding borrowings under the Senior Credit Facility, $300,000,000 are not subject to fixed rate interest swap agreements. The rates are based on either the Eurodollar rate, prime rate or CD base rate, plus a margin of up to 2.25% subject to certain adjustments based on the ratio of Operating's total debt to annualized operating cash flow.


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

The Company believes that it has materially complied with provisions of the 1996 Telecom Act and the 1992 Cable Act, including rate setting provisions promulgated by the FCC on April 1, 1993. However, in jurisdictions which have chosen not to certify, refunds covering a one-year period on basic service may be ordered if the Company is regulated at a later date and is unable to justify its rates through a benchmark or cost-of-service filing. The amount of refunds, if any, which may be payable by the Company in the event that these systems' rates are successfully challenged by franchising authorities is not currently estimable. During the nine month period ended September 30, 1998, there were no rate refunds issued.

The Company currently has rate filings pending review at the FCC pertaining to the CPST level of service. For the regulation period from September 1, 1993 through May 15, 1994, there is one cost-of-service filing pending review at the FCC affecting 341 customers.
For the re-regulation time period from May 1994 to the present, there are filings for 27 franchises under review at the FCC affecting approximately 208,000 customers. The majority of these filings are from old outstanding complaints and have been waiting to be reviewed for over three years. Until the FCC rules on the complaints, the Company is required to refresh its filings annually. During 1997 and the first two quarters of 1998, the Company received favorable rulings (i.e., the FCC confirmed the Company's rates and denied the complaint) for 24 filings affecting approximately 137,000 customers. The FCC also issued several decisions reducing rates for certain of the Company systems serving approximately 58,000 customers, which the Company has asked to be reconsidered. If the FCC determines that the Company's CPST rates for those 58,000 customers are unreasonable, it has the authority to order the Company to reduce such rates and to refund to those customers any overcharges with interest occurring from the filing date of the rate complaint at the FCC. The amount of refunds, if any, which may be required by the FCC in the event the Company's
CPST rates are found to be unreasonable for those customers is estimated at approximately $182,000.

Because the FCC has not yet resolved pending rate complaints involving the Company and because franchise authorities may certify in the future, the overall impact of these regulations and other provisions of the 1996 Telecom Act and the 1992 Cable Act on the Company's business cannot be determined at this time.

                  PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

During July, August and October of 1998 and October of 1997, separate class action lawsuits were filed in Wisconsin, Texas, Indiana and Alabama, respectively, against the Company, on behalf of all persons residing in those states who are or were residential customers of the Company's cable television service, and who have been charged a processing fee for delinquent payment of their cable bill. The actions challenge the legality of the Company's processing fee and seek declaratory judgment, injunctive relief and unspecified damages. The Company believes the lawsuits to be without merit and intends to defend the actions vigorously. The Company is not able, at this time, to project the costs which will be associated with these actions or to predict any potential outcome or final impact.

The Company is also party to lawsuits which are generally incidental to its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Company's consolidated position or results of operations.

ITEM 2 - CHANGES IN SECURITIES

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Included in this report:

          Exhibit:

          10.1 Form of Amendment to the Senior Credit Facility, dated October 16, 1998.

          27.1 Financial Data Schedule (supplied for the information of the Commission)

(b)  Reports on Form 8-K

     The Company filed reports on Form 8-K reporting Item 5 --
     Other Events on August 5, 1998 and on September 8, 1998.

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

               MARCUS CABLE COMPANY, L.L.C.
               (Registrant)

               By:  Marcus Cable Properties, L.L.C., its sole
                    managing member,

                    By:  Marcus Cable Properties, Inc., its sole
                         managing member,

November 13, 1998        By:  /s/ John P. Klingstedt, Jr.
                              John P. Klingstedt, Jr.
                         Its: Senior Vice President and Controller
                              of Marcus Cable Properties, Inc.
                              (Principal Accounting Officer)


               MARCUS CABLE OPERATING COMPANY, L.L.C.
               (Registrant)
               By:  Marcus Cable Company, L.L.C., its sole member,

                    By:  Marcus Cable Properties, L.L.C., its sole
                         managing member,

                         By:  Marcus Cable Properties, Inc., sole
                              managing member,

November 13, 1998        By:  /s/ John P. Klingstedt, Jr.
                              John P. Klingstedt, Jr.
                         Its: Senior Vice President and Controller
                              of Marcus Cable Properties, Inc.
                              (Principal Accounting Officer)


               MARCUS CABLE CAPITAL CORPORATION
               (Registrant)

November 13, 1998        By:  /s/ John P. Klingstedt, Jr.
                              John P. Klingstedt, Jr.
                         Its: Senior Vice President and Controller
                              of Marcus Cable Capital Corporation
                              (Principal Accounting Officer)

               MARCUS CABLE CAPITAL CORPORATION II
               (Registrant)

November 13, 1998        By:  /s/ John P. Klingstedt, Jr.
                              John P. Klingstedt, Jr.
                         Its: Senior Vice President and Controller
                              of Marcus Cable Capital Corporation II
                              (Principal Accounting Officer)


               MARCUS CABLE CAPITAL CORPORATION III
               (Registrant)

November 13, 1998        By:  /s/ John P. Klingstedt, Jr.
                              John P. Klingstedt, Jr.
                         Its: Senior Vice President and Controller
                              of Marcus Cable Capital Corporation
                              III (Principal Accounting Officer)

                         INDEX TO EXHIBITS

Exhibit
Number  Description                                      Page Number
10.1    Form of Amendment to the Senior Credit Facility,
        dated October 16, 1998 (Exhibit 10.1)                32


                                                        Exhibit 10.1

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

          The Borrower and the Parent wish to amend certain provisions of the Credit Agreement on the terms described in the Fourth Amendment to the Credit Agreement in the form attached hereto as Exhibit A (the "Amendment").

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


                    Very truly yours,


                    _____________________________________________
                    (NAME OF LENDER)

                    By______________________________________
                      Name:
                      Title:

Dated as of October 16, 1998


          FOURTH AMENDMENT, dated as of October 16, 1998 (this "Fourth Amendment"), to the Credit Agreement, dated as of August 31, 1995, as amended by the First Amendment thereto dated as of March 14, 1997, the Second Amendment thereto dated as of March 31, 1998 and the Third Amendment thereto dated as of April 15, 1998 (the "Credit Agreement"), among MARCUS CABLE OPERATING COMPANY, L.P. (the "Borrower"), MARCUS CABLE COMPANY, L.P. (the "Parent"), the several banks and other financial institutions from time to time parties thereto, the Co-Agent, Managing Agents and Co-Arrangers named therein, and THE CHASE MANHATTAN BANK, as Administrative Agent.

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

          NOW, THEREFORE, in consideration of the premises and of the mutual agreements herein contained, the parties hereto agree as follows:

          1. Amendments to Credit Agreement. (a) Section 4.2(f)(ii) of the Credit Agreement is hereby amended by adding the following sentence to the end thereof:

     "Notwithstanding anything to the contrary in this Section 4.2, the Borrower shall not be required to apply Net Cash Proceeds of any Asset Sale in the manner otherwise specified in this Section
     4.2 if such Net Cash Proceeds are instead applied to redeem the 11-7/8% Debentures."

          (b) Clauses (i) and (ii) of Section 8.1(a) are hereby amended and restated in their entirety as follows:

          "(i) Leverage. Permit the Leverage Ratio at the end of any fiscal quarter of the Borrower ending during any period set forth below to be greater than the ratio set forth opposite such period below:

          Period                 Ratio
     7/1/98 -3/31/99         5.75 to 1.0
     4/1/99 -12/31/99        5.50 to 1.0
     1/1/00 -3/31/00         5.00 to 1.0
     4/1/00 -12/31/00        4.75 to 1.0
     1/1/01 -6/30/01         4.50 to 1.0
     7/1/01 and thereafter   4.25 to 1.0

         (ii) Senior Debt to Annualized Operating Cash Flow. Permit the ratio of (x) Senior Debt at the end of any fiscal quarter of the Borrower ending during any period set forth below to (y)

     Annualized Operating Cash Flow for such fiscal quarter to be greater than the ratio set forth opposite such period below:


         Period                   Ratio
     7/1/98 -3/31/99            4.25 to 1.0
     4/1/99 -9/30/99            3.95 to 1.0
     10/1/99 and thereafter     3.75 to 1.0"




          (c) Clause (b) of Section 8.7 of the Credit Agreement is hereby amended by adding a new subclause (iv) to the end thereof which shall read in its entirety as follows:

          "(iv) to the extent necessary to enable the Parent to (x) prepay, redeem or purchase 11-7/8% Debentures or (y) prepay, redeem or purchase 14-1/4% Notes to the extent the Parent is permitted to do so by Section 8.9."

          (d) Section 8.9 of the Credit Agreement is hereby amended and restated in its entirety as follows:

          "8.9 Limitation on Payments of Certain Indebtedness. (1) Make any optional payment or prepayment on or redemption or purchase of (a) any of the 13-1/2% Notes or any Indebtedness incurred pursuant to Section 8.2(g), other than with the proceeds of (i) Indebtedness incurred pursuant to Section 8.2(g) or (ii) capital contributions made by the Parent to the Borrower or (b) any Indebtedness of the Parent outstanding under the 14-1/4% Note Indenture or any Refinancing Indebtedness in respect thereof, other than with the proceeds of (i) other Indebtedness of the Parent having terms, in the judgment of the Required Lenders, no less favorable to the interests of the Borrower and the Lenders than the Indebtedness being refinanced or (ii) the issuance of equity interests by the Parent (so long as, in the case of this clause (ii), the requirements of Section 4.2(f)(i) are also complied with), provided, that, notwithstanding the foregoing, payments, prepayments, redemptions or purchases of Indebtedness referred to above and not otherwise permitted by this Section 8.9 may be made so long as the aggregate amount expended in connection therewith, when added to the aggregate amount expended in connection with Investments made pursuant to Section 8.8(j), does not exceed $75,000,000 (which amount may be replenished by any cash return representing return of principal or return of capital of any Investment made pursuant to Section 8.8(j)) during the term of this Agreement; or (2) make any mandatory offer to redeem Indebtedness under the 13-1/2% Note Indenture or the 14-1/4%
     Note Indenture or any Refinancing Indebtedness in respect thereof with the Net Cash Proceeds of any Asset Sale unless (X) at the time such offer is made, the Borrower provides evidence satisfactory to the Administrative Agent that such Indebtedness is trading at a price of at least 105% of par (determined by reference to outstanding principal amount or accreted value, as applicable) and (Y) the time frame selected for acceptance and funding of such offer is the shortest time frame permitted by the documentation governing such Indebtedness."

     2. Representations and Warranties on Fourth Amendment Effective Date. Each of the representations and warranties made by the Parent or the Borrower in Sections 5.1 through 5.20 of the Credit Agreement, as amended hereby, are true and correct in all material respects on and as of the Fourth Amendment Effective Date (as defined below), as if made on and as of the Fourth Amendment Effective

Date, except to
the extent such representations and warranties expressly relate to an earlier date.

     3. Conditions to Effective Date. This Fourth Amendment shall become effective on the date (the "Fourth Amendment Effective Date") on which the Administrative Agent shall have received (a) counterparts hereof, executed by the Parent and the Borrower and (b) executed Consent Letters from the Required Lenders authorizing the Administrative Agent to enter into this Fourth Amendment.

     4. This Fourth Amendment may be executed by one or more of the parties to this Fourth Amendment on any number of separate counterparts (including by facsimile transmission), and all of said counterparts taken together shall be deemed to constitute one and the same instrument. A set of the copies of this Fourth Amendment signed by all the parties shall be lodged with the Borrower and the Administrative Agent.

     5. THIS FOURTH AMENDMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK.

     IN WITNESS WHEREOF, the parties hereto have caused this Fourth Amendment to be duly executed and delivered by their respective proper and duly authorized officers as of the day and year first above written.

MARCUS CABLE OPERATING COMPANY, L.L.C.

By:  MARCUS CABLE COMPANY, L.L.C.
                Managing Member

               By:  MARCUS CABLE PROPERTIES, L.L.C.
                                    Managing Member

                         By:  MARCUS CABLE PROPERTIES,
                                   INC.
                                                  Managing Member

                                        By:
                         Name:
                                        Title:


                         MARCUS CABLE COMPANY, L.L.C.

                         By:  MARCUS CABLE PROPERTIES, L.L.C.
                                      Managing Member

                               By:  MARCUS CABLE PROPERTIES, INC.
                                      Managing Member

                                   By:
                                   Name:
                                   Title:

                         THE CHASE MANHATTAN BANK,
                            as Administrative Agent

                         By:
                              Name:
                              Title: